Form 10-Q
period 2025-03-31
NORTHPOINTE BANCSHARES INC
filed 2025-05-15
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 001-42517
___________________________
Northpointe Bancshares, Inc.
___________________________
(Exact name of registrant as specified in its charter)

Michigan	38-3413392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 Deposit Drive Northeast Grand Rapids, Michigan	49546
(Address of Principal Executive Offices)	(Zip Code)
(616) 940-9400
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	NPB	New York Stock Exchange
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
Yes ☐ No ☒
As of May 15, 2025, there were 34,364,659 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Northpointe Bancshares, Inc (“Northpointe” or the “Company”). Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions.
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
Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and preceding forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in in the 2024 Form 10-K, elsewhere in this report, and the following:

•general economic and business conditions nationally and in our local markets, including conditions affecting employment levels, interest rates, inflation, slowdowns in economic growth and the threat of recession, volatile equity capital markets, supply chain issues, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
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

•uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
•adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
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
•the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
•examinations by our regulatory authorities;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
•challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•restraints on the ability of Northpointe Bank (the “Bank”) to pay dividends to us, which could limit our liquidity;
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
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
•other factors and risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in Item 1A of the 2024 Form 10-K and in any of Northpointe’s subsequent SEC filings. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
March 31, 2025 and December 31, 2024
(unaudited)
(Dollars in thousands)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$321,499	$376,295
Equity securities	1,325	1,305
Debt securities available for sale	8,594	8,576
Federal Home Loan Bank ("FHLB") stock	69,574	69,574
Loans held for sale, at fair value	207,633	217,073
Total loans ($174,348 and $172,960 at fair value at March 31, 2025 and December 31, 2024, respectively)	5,147,170	4,427,754
Allowance for credit losses	(12,315)	(11,190)
Net loans	5,134,855	4,416,564
Mortgage servicing rights	15,492	15,133
Intangible assets, net	1,953	2,099
Premises and equipment	26,952	27,292
Other assets	71,778	90,100
Total Assets	$5,859,655	$5,224,011
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$232,571	$208,938
Interest-bearing	3,590,051	3,213,617
Total deposits	3,822,622	3,422,555
Borrowings	1,371,158	1,258,750
Subordinated debentures	24,159	38,933
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	2,930	3,477
Other liabilities	47,264	32,806
Total Liabilities	5,273,133	4,761,521
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series A - 77,000 shares issued and outstanding at March 31, 2025 with a liquidation preference of $77,000 and 82,000 shares issued and outstanding at December 31, 2024 with a liquidation preference of $82,000

Series B - 25,000 shares issued and outstanding at March 31, 2025 and December 31, 2024 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,315,099 and 25,684,560 shares at March 31, 2025 and December 31, 2024, respectively
Additional paid in capital	276,465	166,847
Retained earnings	310,367	295,967
Accumulated other comprehensive loss	(310)	(324)
Total Stockholders' Equity	586,522	462,490
Total Liabilities and Stockholders' Equity	$5,859,655	$5,224,011
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 2025 and 2024
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest Income
Loans - including fees	$72,071	$64,896
Investment securities - taxable	1,783	1,665
Other	5,296	6,021
Total interest income	79,150	72,582
Interest Expense
Deposits	36,310	33,531
Subordinated debentures	887	792
Borrowings	11,564	11,064
Total interest expense	48,761	45,387
Net interest income	30,389	27,195
Provision (benefit) for credit losses	1,295	(357)
Net interest income after provision (benefit) for credit losses	29,094	27,552
Noninterest income
Service charges on deposits and other fees	180	508
Loan servicing fees	995	3,862
Mortgage Purchase Program ("MPP") fees	1,141	945
Net gain on sale of loans	18,587	11,352
Other noninterest income	1,970	(20)
Total noninterest income	22,873	16,647
Noninterest expense
Salaries and employee benefits	20,443	18,020
Occupancy and equipment	972	1,295
Data processing expense	2,107	2,498
Professional fees	1,228	1,119
Other taxes and insurance	1,787	1,810
Other noninterest expense	2,835	3,242
Total noninterest expense	29,372	27,984
Income - before income taxes	22,595	16,215
Income tax expense	5,348	3,964
Net income	17,247	12,251
Preferred stock dividends	2,206	2,413
Net income available to common stockholders	$15,041	$9,838
Basic earnings per common share	$0.50	$0.38
Diluted earnings per share	$0.49	$0.38
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$17,247	$12,251
Other comprehensive income
Change in unrealized loss on securities, net of tax of $4 and $9 at March 31, 2025 and 2024, respectively	14	18
Total other comprehensive income	14	18
Comprehensive income	$17,261	$12,269
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - January 1, 2024	95,000	25,000	25,689,560	$180,046	$251,375	$(801)	$430,620
Net income	—	—	—	—	12,251	—	12,251
Other comprehensive income	—	—	—	—	—	18	18
Dividends declared ($0.025 per share)	—	—	—	—	(643)	—	(643)
Treasury stock - repurchase	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(2,413)	—	(2,413)
Balance - March 31, 2024	95,000	25,000	25,689,560	$180,046	$260,570	$(783)	$439,833

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income	—	—	—	—	17,247	—	17,247
Other comprehensive income	—	—	—	—	—	14	14
Dividends declared ($0.025 per share)	—	—	—	—	(641)	—	(641)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,444	—	—	114,444
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(2,206)	—	(2,206)
Balance - March 31, 2025	77,000	25,000	34,315,099	$276,465	$310,367	$(310)	$586,522
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$17,247	$12,251
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	662	736
Provision (benefit) for credit losses	1,295	(357)
Amortization of intangible asset	146	243
Amortization of debt issuance costs	226	30
Net gain on sale of loans	(18,587)	(11,352)
Proceeds from sales of loans held for sale	444,893	366,470
Origination of mortgage loans held for sale	(420,710)	(376,218)
Net loss (gain) on sales of other real estate	82	—
Net gain on extinguishment of debt	(2,048)	—
Change in fair value of mortgage servicing rights ("MSR")	707	1,808
Deferred tax expense	(551)	—
Change in fair value of equity securities	(20)	14
Change in mortgage banking derivatives	(560)	(3,182)
Net change in:
Other assets	17,951	3,621
Other liabilities	13,691	4,997
Net cash and cash equivalents provided by (used in) operating activities	54,424	(939)
Cash Flows from Investing Activities
Purchase of FHLB stock	—	(2,087)
Proceeds from sale of available for sale debt securities	—	5,804
Proceeds from sales of other real estate	2,075	—
Purchases of premises and equipment	(322)	(557)
Net increase in loans	(717,495)	(193,915)
Contributions from Lender Risk Account	(400)	(210)
Proceeds from Lender Risk Account	628	2,320
Net cash and cash equivalents used in investing activities	(715,514)	(188,645)
Cash Flows from Financing Activities
Net change in deposits	400,067	(10,917)
Cash dividends paid on common stock	(641)	(643)
Subordinated debt call and repayment	(15,000)	—
Advances of FHLB borrowings	80,000	50,000
Repayment of FHLB borrowings	(100,452)	—
Net change in other borrowings	134,908	46,422
Issuance of common stock, net	114,444	—
Preferred stock dividend	(2,206)	(2,413)
Preferred stock repurchase	(4,840)	—
Proceeds from exercised stock options	14	—
Net cash and cash equivalents provided by financing activities	606,294	82,449
Net decrease in cash and cash equivalents	(54,796)	(107,135)
Cash and cash equivalents - beginning of year	376,295	351,890
Cash and cash equivalents - end of year	$321,499	$244,755
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Supplemental cash flow information	2025	2024
Cash paid for:
Interest	$41,720	$44,496
Income taxes	93	52
Non-cash supplemental information:
Rebooked GNMA loans over 90 days	232	9,934
Loans transferred to other real estate	—	2,120
Loans transferred from loans held for sale to loans	2,181	10,068

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Northpointe Bancshares, Inc. and its wholly owned subsidiary, Northpointe Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying Unaudited Consolidated Financial Statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiary are included in the Consolidated Financial Statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

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
Mortgage Purchase Program (“MPP”)
Our Mortgage Purchase Program business (which we refer to as Mortgage Purchase Program, or “MPP”), provides independent mortgage bankers with an alternative to traditional mortgage warehouse lending. MPP utilizes a collateralized mortgage purchase facility with individual advances under the facility which are reviewed and approved by the Company and secured by our mortgage bankers’ originated one-to-four family mortgage loans. These facilities enable the Company’s MPP clients to close and fund their mortgages and during a relatively short period (typically less than 30 days), the originated loans are sold into the secondary market via government agencies (Fannie Mae, Freddie Mac or Ginnie Mae) or institutional investors (banks, large mortgage companies, insurance companies, mortgage REIT’s) or are securitized.
The Company, from time to time, also participates out portions of the individual advances (“the participating interest”) through participation agreements with other financial institutions. Cash flows associated with the individual advances are shared on a pro-rata basis with the participating banks.
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans and or credit losses in the Company’s MPP business during the three months ended March 31, 2025 or 2024.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At March 31, 2025 and December 31, 2024, the Bank had outstanding balances on these facilities of $29.5 million and $31.4 million, respectively.
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
Lender Risk Account
A Lender Risk Account (“LRA”) has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of March 31, 2025 and December 31, 2024, the Company had on deposit with the FHLB $55.0 million and $54.7 million, respectively, in these LRAs. Additionally, as of March 31, 2025 and December 31, 2024, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.2 million and $3.9 million, respectively. The Company carries the LRA asset at fair value in the Company’s Consolidated Balance Sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $29.0 million and $28.4 million at March 31, 2025 and December 31, 2024, respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at March 31, 2025 and December 31, 2024.

Loans
In addition to the MPP program noted within this section, the Company also originates residential mortgages, including a specialized first mortgage revolving equity line of credit linked by one account to a demand deposit bank account of the borrower (which we refer to as All-in-One, or “AIO” loans). Excluding AIO loans, virtually all the Company’s residential mortgages are saleable through an end investor. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the markets where the Company has originated loans.
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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $21.2 million and $20.8 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio, which makes up substantially all held-for-investment loans. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction and land development, home equity loans, and closed end, first and second liens. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of March 31, 2025 and December 31, 2024, the Moody’s Baseline March 2025 and December 2024 U.S. Macroeconomic Outlook, respectively, was utilized.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Home equity lines of credit: Home equity lines of credit mainly consist of variable-rate home equity lines of credit secured by a lien on the borrower’s primary residence. These include first-lien home equity lines which are tied seamlessly to a demand deposit sweep account, which are limited to 80% of the property value. Home equity products are limited to 90% of the property value less any other mortgages if the first loan is with the Bank. Home equity products in a secondary lien position are limited to 85% of the property value less any superior liens. The Company uses the same underwriting standards for home equity lines of credit as it uses for one-to-four family residential mortgage loans. Home equity lines of credit provide for an initial draw period of up to ten years. Home equity loans are susceptible to weakening general economic conditions and increase in unemployment rates and declining real estate values.
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
MPP: The Company has developed a program whereby it provides advances to pre-approved mortgage banking clients. Individual advances under the facility are reviewed and approved by the Company and are secured by specific one-to-four family mortgage loans, which the mortgage banker intends to sell and deliver to the secondary market within 60 days. The MPP business is susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.
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
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letters of credit commitments as of March 31, 2025 and December 31, 2024.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at March 31, 2025 and December 31, 2024 was approximately $873,000 and $3.0 million, respectively. The Company had real estate in the process of foreclosure totaling $6.7 million as of March 31, 2025 and $2.2 million as of December 31, 2024.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

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
The right of use assets and lease liabilities were $1.3 million and $1.3 million, respectively, at March 31, 2025 and were $1.5 million and $1.5 million at December 31, 2024, respectively. Right of use assets are included in other assets and lease liabilities are include in other liabilities in the Company’s Consolidated Balance Sheets.
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
Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.5 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other liabilities on the consolidated balance sheet.
Initial Public Offering
On February 13, 2025, the Company completed an initial public offering of its common stock, resulting in the issuance of 8,620,000 new shares of common stock and proceeds of $114.4 million, net of offering expenses.

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
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvement to Income Tax Disclosures (Topic 740).” This ASU requires entities to disclose specific categories in the rate reconciliations and provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose the amount of income taxes paid, disaggregated by federal state and foreign taxes, the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5% of total income taxes paid. The ASU also requires that entities disclose income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The adoption of this ASU did not have a material impact on the Consolidated Financial Statements or related income tax footnotes.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
Subsequent Events
The consolidated financial statements and related disclosures include evaluation of events through the date the consolidated financial statements were available to be issued.

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

March 31, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(406)	$8,594
Total	$9,000	$—	$(406)	$8,594

December 31, 2024	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(424)	$8,576
Total	$9,000	$—	$(424)	$8,576
As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses on debt securities available for sale.
There were no sales of debt securities available for sale in the three months ended March 31, 2025. Proceeds from the sale of debt securities available for sale were $5.8 million in the three months ended March 31, 2024, resulting in a gain of $0.
The following tables show investments with gross unrealized losses and their market value aggregate by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

March 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bond	$—	$—	$8,594	$(406)	$8,594	$(406)
Total	$—	$—	$8,594	$(406)	$8,594	$(406)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bond	$—	$—	$8,576	$(424)	$8,576	$(424)
Total	$—	$—	$8,576	$(424)	$8,576	$(424)

Debt securities, at par value, have the following contractual maturities as of March 31, 2025 (dollars in thousands):

March 31, 2025
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bond	$—	$—	$9,000	$—	$9,000
Total	$—	$—	$9,000	$—	$9,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
Residential	$2,669,498	$2,699,890
Commercial	900	8,013
MPP	2,468,212	1,710,820
Total loans	5,138,610	4,418,723
Less:
Allowance for credit losses	12,315	11,190
Net deferred loan (cost)/fees	(8,560)	(9,031)
Net loans	$5,134,855	$4,416,564
The residential mortgage loan portfolio includes $174.3 million and $173.0 million of loans measured at fair value on March 31, 2025 and December 31, 2024, respectively.

Activity in the allowance for credit losses for the three months ended March 31, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(311)	—	—	—	(311)
Recoveries	48	4	—	—	52
Provision (benefit)	1,116	(32)	303	(3)	1,384
Ending balance	$11,321	$4	$987	$3	$12,315
Activity in the allowance for loan losses for the three months ended March 31, 2024 is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,742	$51	$458	$44	$12,295
Charge-offs	(434)	—	—	—	(434)
Recoveries	428	15	—	—	443
Provision (benefit)	352	(58)	76	(39)	331
Ending balance	$12,088	$8	$534	$5	$12,635

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the held for investment portfolio, excluding those loans carried at fair value, as of March 31, 2025 (dollars in thousands):

	March 31, 2025
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$2,770	$1,283	$4,053	$2,430	$6,483
Home equity lines of credit	10,024	1,906	11,930	289	12,219
Closed end, first liens	36,306	13,056	49,362	5,190	54,552
Closed end, second liens	456	1,121	1,577	608	2,185
Total	$49,556	$17,366	$66,922	$8,517	$75,439

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the held for investment portfolio, excluding those loans carried at fair value, as of December 31, 2024 (dollars in thousands):

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
The Bank has not recognized any material interest income on nonaccrual loans during the three months ended March 31, 2025 or 2024.
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

The amortized cost of collateral dependent loans by class as of March 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	March 31, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,005	$—	$93
Home equity lines of credit	10,736	—	69
Closed end, first liens	45,867	—	301
Closed end, second liens	629	—	114
Total	$60,237	$—	$577

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2024
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,066	$—	$4
Home equity lines of credit	9,748	—	40
Closed end, first liens	45,340	—	341
Closed end, second liens	469	—	114
Commercial	118	$—	—
Total	$58,741	$—	$499

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$5,048	$5,040	$5,434	$15,522	$182,374	$197,896
Home equity lines of credit	5,986	3,320	6,963	16,269	723,096	739,365
Closed end, first liens	21,493	8,220	35,270	64,983	1,420,717	1,485,700
Closed end, second liens	3,770	347	1,076	5,193	75,555	80,748
Commercial	—	74	119	193	707	900
MPP	—	—	—	—	2,468,212	2,468,212
Total	$36,297	$17,001	$48,862	$102,160	$4,870,661	$4,972,821

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$3,321	$847	$2,935	$7,103	$209,853	$216,956
Home equity lines of credit	4,161	1,826	8,639	14,626	696,541	711,167
Closed end, first liens	26,555	6,412	33,766	66,733	1,459,810	1,526,543
Closed end, second liens	716	667	435	1,818	79,478	81,296
Commercial	79	—	118	197	7,816	8,013
MPP	—	—	—	—	1,710,820	1,710,820
Total	$34,832	$9,752	$45,893	$90,477	$4,164,318	$4,254,795

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
During the three months ended March 31, 2025, there were $2.6 million in loans that were both experiencing financial difficulty and modified during the period: 8 closed end, first liens, for $2.3 million and 1 home equity line of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and were on nonaccrual status at time of modification. During the three months ended March 31, 2024, there were $2.2 million in loans that were both experiencing financial difficulty and modified during the period: 5 closed end, first lien loans for $2.2 million. These loans were a combination of term extension and interest rate reduction. During the three months ended March 31, 2025, all closed end, first liens loans and home equity line of credits were on nonaccrual status at time of modification. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the three months ended March 31, 2025 and 2024.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of March 31, 2025 based on year of origination (dollars in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$1,070	$14,350	$52,278	$66,996	$36,379	$22,770	$—	$193,843
Nonperforming	—	—	1,479	2,242	181	151	—	4,053
Total	1,070	14,350	53,757	69,238	36,560	22,921	—	197,896
Gross charge-offs	—	—	—	—	—	—	—	—
Home equity lines of credit:
Performing	—	—	—	—	—	—	727,435	727,435
Nonperforming	—	—	—	—	—	—	11,930	11,930
Total	—	—	—	—	—	—	739,365	739,365
Gross charge-offs	—	—	40	—	—	—	—	40
First liens, closed end loans:
Performing	3,504	30,195	89,364	1,048,008	153,044	112,223	—	1,436,338
Nonperforming	—	2,244	5,776	31,038	3,004	7,300	—	49,362
Total	3,504	32,439	95,140	1,079,046	156,048	119,523	—	1,485,700
Gross charge-offs	—	—	—	221	—	—	—	221
Second liens, closed end loans:
Performing	1,068	5,088	15,016	33,535	8,406	16,058	—	79,171
Nonperforming	—	—	705	559	58	255	—	1,577
Total	1,068	5,088	15,721	34,094	8,464	16,313	—	80,748
Gross charge-offs	—	—	50	—	—	—	—	50
Commercial: Risk Rating
Pass	—	—	—	—	—	591	234	825
Special mention	—	—	—	—	—	75	—	75
Total	—	—	—	—	—	666	234	900
Gross charge-offs	—	—	—	—	—	—	—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—	2,468,212	2,468,212
Special mention	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	2,468,212	2,468,212
Gross charge-offs	—	—	—	—	—	—	—	—
Grand total	$5,642	$51,877	$164,618	$1,182,378	$201,072	$159,423	$3,207,811	$4,972,821
Grand total gross charge-offs	$—	$—	$90	$221	$—	$—	$—	$311
There were no revolving loans converted to term loans during the three months ended March 31, 2025.

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and full year charge-offs as of December 31, 2024 based on year of origination (dollars in thousands):

	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Construction and land development
Performing	$15,270	$64,713	$70,314	$38,369	$13,447	$10,610	$—	$212,723
Nonperforming	—	1,893	2,012	181	—	147	—	4,233
Total	15,270	66,606	72,326	38,550	13,447	10,757	—	216,956
Gross charge-offs	—	268	638	—	—	—	—	906
Home equity lines of credit:
Performing	—	—	—	—	—	—	700,360	700,360
Nonperforming	—	—	—	—	—	—	10,807	10,807
Total	—	—	—	—	—	—	711,167	711,167
Gross charge-offs	—	126	598	486	—	8	—	1,218
First liens, closed end loans:
Performing	55,893	95,908	1,055,560	157,222	42,292	71,962	—	1,478,837
Nonperforming	839	5,274	30,919	3,286	2,855	4,533	—	47,706
Total	56,732	101,182	1,086,479	160,508	45,147	76,495	—	1,526,543
Gross charge-offs	—	22	73	—	16	59	—	170
Second liens, closed end loans:
Performing	5,235	15,683	32,903	8,492	8,503	8,946	—	79,762
Nonperforming	—	681	541	59	—	253	—	1,534
Total	5,235	16,364	33,444	8,551	8,503	9,199	—	81,296
Gross charge-offs	—	152	147	—	—	—	—	299
Commercial: Risk Rating
Pass	—	—	—	—	—	618	7,308	7,926
Special mention	—	—	—	—	—	87	—	87
Total	—	—	—	—	—	705	7,308	8,013
Gross charge-offs	—	—	—	—	—	—	—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—	1,710,820	1,710,820
Special mention	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	1,710,820	1,710,820
Gross charge-offs	—	—	—	—	—	—	—	—
Grand total	$77,237	$184,152	$1,192,249	$207,609	$67,097	$97,156	$2,429,295	$4,254,795
Grand total gross charge-offs	$—	$568	$1,456	$486	$16	$67	$—	$2,593
There were no revolving loans converted to term loans during 2024.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
Land	$6,325	$6,325
Leasehold improvements	163	163
Buildings and building improvements	24,673	24,673
Furniture, fixtures, and equipment	10,483	10,414
Construction in progress	253	—
Total cost	41,897	41,575
Accumulated depreciation	(14,945)	(14,283)
Net	$26,952	$27,292
Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $662,000 and $736,000, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of March 31, 2025 are as follows (dollars in thousands):

2025	$591
2026	460
2027	208
2028	57
2029	32
Total undiscounted lease payments	1,348
Less discount to net present value	(49)
Total operating lease liabilities	$1,299
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 3.49% and weighted average remaining life was 2.65 years for the three months ended March 31, 2025.
The leases contain options to extend for periods from 3 to 4 years. The cost of such rentals is not included above. Total rent expense for the three months ended March 31, 2025 and 2024 amounted to $306,000 and $572,000, respectively.
The Company also leases portions of its main office location to third parties. The amounts included in Occupancy and equipment expense are net of rental income of $289,000 and $286,000 for the three months ended March 31, 2025 and 2024, respectively.
Future income from non-cancelable lease agreements in effect at March 31, 2025 is as follows (dollars in thousands):

2025	$937
2026	1,181
2027	1,106
2028	713
2029	360
Thereafter	339
Total	$4,636

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights
The right to service loans for others is recognized as a mortgage servicing right (“MSR”) on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of mortgage loans and other loans serviced for others were approximately $1.5 billion and $1.3 billion at March 31, 2025 and December 31, 2024, respectively. In addition, approximately $2.2 billion and $3.0 billion at March 31, 2025 and December 31, 2024, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s Consolidated Statements of Income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Contractual servicing fees	$1,682	$5,467
Late fees	17	182
Other fees	3	20
Change in fair value of MSRs	$(707)	$(1,808)
Total	$995	$3,861
At March 31, 2025 the fair value of mortgage servicing rights was determined using discount rates between 10.0% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 10.2%. At December 31, 2024 the fair value of mortgage servicing rights was determined using discount rates between 10.0% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 9.7%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Balance – Beginning of year	$15,133	$95,339
Additions	1,066	485
Paid in full loans	(128)	(840)
Change in fair value	(579)	(968)
Balance – End of year	$15,492	$94,016
The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	March 31, 2025			December 31, 2024
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	10.6%	$14,846	$14,250	10.6%	$14,493	$13,904
Constant prepayment rate	10.2%	14,930	14,409	9.7%	14,606	14,117
Cost to service (per loan)	$75	15,302	15,112	$75	14,947	14,761

Northpointe Bancshares, Inc.

Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $152.5 million and $110.6 million at March 31, 2025 and December 31, 2024, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	March 31, 2025	December 31, 2024
Interest rate-lock commitments	$4,550	$2,047
Forward commitments	(743)	(1,201)
The following table provide details on the Company’s derivative financial instruments at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$214,878	$4,550	$—
Forward commitments	242,674	31	774
Total	$457,552	$4,581	$774

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$90,500	$2,064	$17
Forward commitments	202,441	1,332	131
Total	$292,941	$3,396	$148
As of March 31, 2025 and December 31, 2024, the Company did not have any counterparty collateral asset balances. As of March 31, 2025 and December 31, 2024, the counterparty collateral liability balance was $43,000 and was included in other liabilities in the consolidated balance sheets.

Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	March 31, 2025	December 31, 2024
Noninterest-bearing deposits	$232,571	$208,938
Interest-bearing demand deposits	756,160	690,340
Savings and money market accounts	335,473	334,308
Time:
Under $250,000	2,345,419	2,047,754

Northpointe Bancshares, Inc.
Note 7 — Deposits (continued)

$250,000 and over	152,999	141,215
Total	$3,822,622	$3,422,555
Brokered time deposits totaled $2.09 billion and $1.82 billion at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$2,284,646
2027	121,102
2028	19,526
2029	47,129
2030	25,617
Thereafter	398
Total	$2,498,418
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At March 31, 2025, the Bank had 34 advances totaling $1.2 billion carrying a fixed interest rate ranging between 1.04% and 4.84% with scheduled maturities between 1 month and 8.9 years. The weighted average rate was 3.85% for the three months ended March 31, 2025. At December 31, 2024, the Bank had 34 advances totaling $1.3 billion carrying a fixed interest rate ranging between 1.04% and 4.84% with scheduled maturities between 4 months and 9.2 years. The weighted average rate was 3.83% at December 31, 2024.
The advances are collateralized by approximately $3.7 billion and $3.2 billion of mortgage loans and loans held for sale as of March 31, 2025 and December 31, 2024, respectively, under an agreement which calls for specific identification of pledged loans. Included in the above, advances totaling $10.0 million as of March 31, 2025 and December 31, 2024 are putable advances.
At March 31, 2025, the scheduled maturities of the advances are as follows (dollars in thousands):

2025	$223,750
2026	60,000
2027	275,000
2028	50,000
2029	227,500
Thereafter	400,000
Total	$1,236,250
In January 2025, the Bank executed an extinguishment of $102.5 million in FHLB advances, recognizing a $2.0 million gain on extinguishment as part of the Company's strategy to reduce its wholesale funding ratio.
The Bank also has a line of credit included under the collateral agreement mentioned above, allowing borrowing up to $50.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB and the line of credit matured on May 10, 2025. The Bank had $44.9 million and $0 outstanding borrowings on the line of credit at March 31, 2025 and December 31, 2024, respectively. Also included in borrowings are overnight borrowing lines. These lines had a balance of $90.0 million and $0 at March 31, 2025 and December 31, 2024, respectively.

Note 9 — Subordinated Debentures
On September 28, 2018, the Bank issued $15.0 million of subordinated notes due October 1, 2028. The notes were redeemable on October 1, 2023. Interest payments were due April 1 and October 1 of each year at a fixed rate of 6.875% through October 1, 2023 and converted to a variable rate of the three-month LIBOR plus 3.765% with payments due quarterly

Northpointe Bancshares, Inc.
Note 9 — Subordinated Debentures (continued)
January 1, April 1, July 1, and October 1 of each year. The notes include fall back language to determine an alternative index rate calculation if the three-month LIBOR rate index is unavailable. The alternative index rate was the three-month CME Term SOFR plus 4.03%. All notes in this issuance were redeemed and repaid in January 2025.
On August 22, 2024, the Company issued $25.0 million of subordinated notes due September 1, 2034. The notes become redeemable on September 1, 2029. Interest payments are due on March 1 and September 1 of each year at a fixed rate of 9.0% through September 1, 2029 and convert to a variable rate of three month SOFR plus 5.50% with payments due quarterly.
As of March 31, 2025, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
Total	25,000
Less unamortized deferred costs	841
Total maturities, net unamortized deferred costs	$24,159

Note 10 — Issuance of Preferred Stock
On December 30, 2021, the Company issued $25.0 million of 7.25% Fixed-to-Floating Rate Non- Cumulative Perpetual Preferred Stock, Series B, no par value, with a liquidation preference of $1,000 per share. When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 7.25%, payable quarterly, in arrears.
On December 29, 2020, the Company issued $95.0 million of 8.25% Fixed-to-Floating Rate Non- Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 8.25%, payable quarterly, in arrears. The cash raised by the Company through these issuances of preferred stock was used as a source of capital for the Bank’s organic growth, and general corporate matters. During 2024, the Company redeemed 13,000 shares of the Series A Preferred Stock for $11.6 million. On March 31, 2025, the Company redeemed an additional 5,000 shares of the Series A Preferred Stock for $4.9 million.
Note 11 — Off-balance-sheet Activities
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
At March 31, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	March 31, 2025	December 31, 2024
Commitments to grant loans	$3,099,817	$2,407,551
Unfunded commitments under lines of credit	347,736	334,180
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

Northpointe Bancshares, Inc.
Note 11 — Off-balance-sheet Activities (continued)
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $295,000 as of March 31, 2025 and $385,000 as of December 31, 2024.
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
Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which contains an employee stock ownership plan (“ESOP”) investment option. The 401(k) Plan is available to all employees, on the 1st of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $372,000 and $48,000 for the three months ended March 31, 2025 and 2024, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year per until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
In connection with the Company’s initial public stock offering, all ESOP shares were converted into registered shares of Northpointe Bancshares, Inc. and moved from the ESOP to the 401k plan. The ESOP held 951,600 shares of the Company’s common stock at December 31, 2024. All shares have been allocated to participants. The fair value to repurchase the shares held at December 31, 2024 was approximately $13.7 million.
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $175,000 (with no aggregate exposure limitation) at March 31, 2025. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.1 million and $805,000 for the three months ended March 31, 2025 and 2024, respectively, recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $279,000 and $390,000 at March 31, 2025 and December 31, 2024, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. No stock option expense was recorded for the three months ended March 31, 2025 and 2024. The stock option plan and stock appreciation rights plan are both legacy plans which the Company does not intend to issue any new shares under after 2024.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
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
The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three months ended March 31, 2025 or 2024.
A summary of option activity under the Plan for the three months ended March 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	19,000	$2.00	0.6
Granted	—	—
Exercised	(9,000)	(1.50)
Forfeited or expired	—	—
Outstanding at March 31, 2025	10,000	$2.50	0.8
Vested at March 31, 2025	10,000	$2.50	0.8
The total intrinsic value of the options exercised during the three months March 31, 2025 was approximately $116,000. No options were exercised in the three months ended March 31, 2024. The total intrinsic value of the options outstanding at March 31, 2025 and December 31, 2024 was approximately $119,000 and $236,000, respectively.
As of March 31, 2025 and 2024, there was no unrecognized compensation cost related to non- vested share-based compensation arrangements granted under the plan.
The Company also has a stock appreciation rights plan for executive officers and certain employees. Stock appreciation rights are primarily granted with a price equal to the market value of common stock on the date of the grant. These awards generally have a five year vesting schedule but may vest early in accordance with accelerated vesting provisions. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock. For periods prior to the Company’s initial public offering, the Bank utilized a third party valuation service for the measurement of fair value of the Company’s stock price as provided for in the Employee Stock Ownership Plan Report.
A summary of stock appreciation right awards for the three months ended March 31, 2025 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2025	545,000	$11.00
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2025	545,000	$11.00

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
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
A summary of changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2025 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2025	849,530	$14.40	$12,233
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at March 31, 2025	849,530	$14.40	$12,233

Compensation cost related to restricted stock awards totaled $1.3 million and $0 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there was $10.7 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.9 years. There were no vesting of restricted stock awards during the three months ended March 31, 2025 or 2024.

Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	March 31, 2025	March 31, 2024
Current income tax expense	$5,899	$3,964
Deferred tax expense	(551)	—
Total income tax expense	$5,348	$3,964
A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the dates indicated (dollars in thousands):

	March 31, 2025		March 31, 2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$5,329	23.58%	$3,900	24.05%
Effect of nontaxable income and nondeductible expenses	18	0.08%	64	0.39%
Other	1	0.01%	—	—%
Total income tax expense	$5,348	23.67%	$3,964	24.44%

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)
Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	March 31, 2025	December 31, 2024
Allowance for credit losses	$2,915	$2,649
Accrued expenses and other reserve accounts	1,873	1,762
Nonaccrual loan interest	791	957
Stock compensation	683	379
Unrealized loss on debt securities available for sale	78	82
Other deferred tax assets	59	212
Total deferred tax assets	6,399	6,041
Mortgage servicing rights	3,642	3,558
Fixed assets	3,023	3,135
Section 481(a) adjustment	—	—
Goodwill and intangibles	551	581
Deferred loan costs/fees	2,026	2,138
Other deferred tax liabilities	87	106
Total deferred tax liabilities	9,329	9,518
Net deferred tax liability	$(2,930)	$(3,477)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at March 31, 2025 or December 31, 2024.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022, and state and local income tax examinations by tax authorities for years before 2022. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements
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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at March 31, 2025 and December 31, 2024. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of March 31, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$488,481	9.92%	$221,644	4.50%	N/A	N/A
Northpointe Bank	588,659	11.95%	221,649	4.50%	$320,160	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	592,215	12.02%	295,525	6.00%	N/A	N/A
Northpointe Bank	588,659	11.95%	295,532	6.00%	394,043	8.00%
Total Capital (to risk weighted assets)
Consolidated	627,393	12.74%	394,033	8.00%	N/A	N/A
Northpointe Bank	598,837	12.16%	394,043	8.00%	492,553	10.00%
Tier 1 capital (to average assets)
Consolidated	592,215	11.07%	213,931	4.00%	N/A	N/A
Northpointe Bank	588,659	11.01%	213,818	4.00%	267,273	5.00%

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2024 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Northpointe Bank	487,519	11.56%	189,699	4.50%	274,010	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	469,977	11.15%	252,935	6.00%	N/A	N/A
Northpointe Bank	487,519	11.56%	252,932	6.00%	337,242	8.00%
Total Capital (to risk weighted assets)
Consolidated	509,591	12.09%	337,246	8.00%	N/A	N/A
Northpointe Bank	502,996	11.93%	337,242	8.00%	421,553	10.00%
Tier 1 capital (to average assets)
Consolidated	469,977	8.77%	214,421	4.00%	N/A	N/A
Northpointe Bank	487,519	9.09%	214,419	4.00%	268,024	5.00%

Note 16 — Restrictions on Dividends, Loans, and Advances
Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards without prior approval from the bank regulators.
Note 17 — Fair Value Measurements
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
Equity Securities
Equity securities with readily determinable fair value are reported at fair value. Fair value for these investments is primarily determined using a quoted price in an active market or exchange (Level 1).
Available for Sale Debt Securities
Included in the Company’s available for sale debt securities are corporate bonds which are classified as Level 3 assets. The valuation of these corporate bonds is determined using broker quotes, third-party vendor prices, or other valuation techniques, such as discounted cash flow techniques. Market inputs used in the other valuation techniques or underlying third-party vendor prices or broker quotes include benchmark and government bond yield curves, credit spreads, and trade execution data.
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
Loans held for investment that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At March 31, 2025, these loans had an aggregate unpaid principal balance of $201.5 million and aggregate fair value of $174.3 million. At December 31, 2024, these loans had an aggregate unpaid principal balance of $203.0 million and aggregate fair value of $173.0 million.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
At March 31, 2025 and December 31, 2024, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in Net Gain on Sale of Loans on the Company’s Consolidated Statements of Income. The table below shows the income statement impact for these fair value adjustments for the three months ended March 31, 2025 and 2024.

(dollars in thousands)	For the Three Months Ended March 31,
	2025	2024
Loans	$2,962	$148
Loans held for sale	1,810	(781)
Loans reported at the fair value which were over 90 days past due amounted to $1.3 million and $148,000 in unpaid principal balance with a fair values of $1.2 million and $145,000 as of March 31, 2025 and December 31, 2024, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $9.7 million in unpaid principal balance and $7.9 million in fair value as of March 31, 2025. Non-accrual loans reported at fair value amounted to $10.3 million in unpaid principal balance and $8.3 million in fair value as of December 31, 2024.
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and the valuation techniques used by the Company to determine those fair values (dollars in thousands).

	Fair Value on a Recurring Basis at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Financial Assets:
Equity securities	$1,325	$—	$—	$1,325
Available for sale debt securities	—	—	8,594	8,594
Mortgage banking assets:
Loans held for sale	—	207,633	—	207,633
Loans held for Investment	—	174,348	—	174,348
Interest rate lock commitments	—	—	4,550	4,550
Forward sales commitments	—	31	—	31
Mortgage servicing rights	—	—	15,492	15,492
Lender risk account	—	—	29,037	29,037
Financial Liabilities:
Interest rate lock commitments	—	—	—	—
Forward sales commitments	—	774	—	774

	Fair Value on a Recurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Financial Assets:
Equity securities	$1,305	$—	$—	$1,305
Available for sale debt securities	—	—	8,576	8,576
Mortgage banking assets:
Loans held for sale	—	217,073	—	217,073
Loans held for investment	—	172,960	—	172,960
Interest rate lock commitments	—	—	2,064	2,064
Forward sales commitments	—	1,332	—	1,332
Mortgage servicing rights	—	—	15,133	15,133
Lender risk account	—	—	28,436	28,436
Financial Liabilities:
Interest rate lock commitments	—	—	17	17
Forward sales commitments	—	131	—	131
The Company’s policy is to recognize transfers in and transfers out of Level 1, 2, and 3 fair value classifications as of the actual date of the event of change in circumstances that caused the transfer.
Changes in mortgage servicing rights as well as the related weighted average unobservable inputs are included in Note 5.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$8,576	$8,923
Unrealized	18	40
Balance at end of period	$8,594	$8,963
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$2,047	$2,948
Change in fair value	2,503	745
Balance at end of period	$4,550	$3,693
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	For the Three Months Ended March 31,
	2025	2024
Pull-through rate	82.2%	84.8%
The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Beginning of period	$28,436	$31,694
Due to loan sales	400	210
Releases and claims paid to the Company	(628)	(2,320)
Change in fair value recognized in gain on sale of loans	829	(203)
End of period	$29,037	$29,381
Both observable and unobservable inputs may be used to determine the lender risk account fair value of position classified as Level 3 asset. As a result, the unrealized gains for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
March 31, 2025
Lender Risk Account	$29,037	Present value of	Credit losses	—% -0.21%	0.09%
		cash flows	Prepayment rates	6.60%	6.60%
			Discount rates	5.86% - 6.70%	5.96%
December 31, 2024
Lender Risk Account	$28,436	Present value of	Credit losses	—% - 0.10%	0.08%
		cash flows	Prepayment rates	11.97%	11.97%
			Discount rates	5.70% -6.65%	6.39%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually analyzed loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Individually analyzed loans	—	—	$5,257	$5,257
Other real estate owned	—	—	378	378

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Individually analyzed loans	—	—	$6,603	$6,603
Other real estate owned	—	—	1,651	1,651

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	March 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$321,499	$321,499
Equity securities	Level 1	1,325	1,325
Debt securities available for sale	Level 3	8,594	8,594
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	207,633	207,633
Loans, net	Level 2	5,134,855	5,028,414
Interest receivable	Level 2	21,274	21,274
Financial Liabilities:
Deposits	Level 2	3,822,622	3,828,609
Borrowings	Level 2	1,371,158	1,362,641
Subordinated debentures	Level 2	24,159	24,159
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	15,154	15,154

	December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$376,295	$376,295
Equity securities	Level 1	1,305	1,305
Debt securities available for sale	Level 3	8,576	8,576
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	217,073	217,073
Loans, net	Level 2	4,416,564	4,312,773
Interest receivable	Level 2	20,934	20,934
Financial Liabilities:
Deposits	Level 2	3,422,555	3,423,196
Borrowings	Level 2	1,258,750	1,232,310
Subordinated debentures	Level 2	38,933	38,933
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	8,114	8,114

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three months ended March 31, 2025 and no outstanding loan balances at March 31, 2025 or December 31, 2024.
Deposits from principal officers, directors, and their affiliates were $4.6 million at March 31, 2025 and $3.8 million at December 31, 2024.

Northpointe Bancshares, Inc.
Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands):

	March 31,
	2025	2024
Earnings per common share:
Net income	$17,247	$12,251
Preferred stock dividends	2,206	2,413
Net income available to common stockholders	$15,041	$9,838
Weighted average common shares	29,871,001	25,689,560
Basic earnings per common share	$0.50	$0.38
Dilutive earnings per common share:
Net income available to common stockholders	$15,041	$9,838
Weighted average common shares	29,871,001	25,689,560
Effect of dilutive shares	577,847	66,871
Weighted average dilutive common shares	30,448,848	25,756,431
Dilutive earnings per common share	$0.49	$0.38
Note 20 — Segment Information
Our reportable segments are Retail Banking and MPP, which have been determined based on management’s focus and internal reporting structure. The MPP segment provides a collateralized mortgage purchase facility marketed to independent mortgage bankers nationwide. The Retail Banking segment provides a vast array of financial products and services to consumers nationwide. These include residential mortgages, AIO equity loans, other consumer loans, and loan servicing, as well as various types of deposit products, including checking, savings and time deposit accounts. The residential mortgage loans we originate are directly originated within our branch network or from our consumer direct business, and are typically underwritten to agency and/or third-party standards, and either sold (servicing retained or released) or held on our balance sheet.
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
In evaluating segment performance, the Company primarily evaluates total revenues (net interest income plus noninterest income) and net income before preferred dividends.

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)
The following tables present the operating segment results for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31, 2025
	Retail Banking	MPP	Total
Interest income	$47,462	$31,688	$79,150
Interest expense	(48,761)	—	(48,761)
Funds transfer pricing	20,767	(20,767)	—
Net interest income	19,468	10,921	30,389
Provision (benefit) for credit losses	992	303	1,295
Net interest income after provision (benefit) for credit losses	18,476	10,618	29,094
Noninterest income (1)	21,732	1,141	22,873
Salaries and employee benefits	(18,931)	(1,512)	(20,443)
Occupancy and equipment	(950)	(22)	(972)
Other noninterest expense (2)	(7,844)	(113)	(7,957)
Noninterest expense	(27,725)	(1,647)	(29,372)
Expense allocation (3)	1,153	(1,153)	—
Net Income before taxes	13,636	8,959	22,595
Income tax expense	(3,227)	(2,121)	(5,348)
Net Income before preferred dividends	$10,409	$6,838	$17,247
Average balance sheet assets	$3,551,982	$1,795,920	$5,347,902
Period end assets	$3,391,443	$2,468,212	$5,859,655

(1) Noninterest income for MPP only includes MPP related fees. All other noninterest income is reflected in Retail Banking.
(2) Includes data processing, professional services, office supplies and other miscellaneous expenses.
(3) Reflects corporate overhead expense allocations used by both business segments; primarily consisting of corporate administration, finance, technology, human resources, risk, marketing and occupancy related allocations.

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

	For the Three Months Ended March 31, 2024
	Retail Banking	MPP	Total
Interest income	$49,566	$23,016	$72,582
Interest expense	(45,387)	—	(45,387)
Funds transfer pricing	15,353	(15,353)	—
Net interest income	19,532	7,663	27,195
Provision (benefit) for credit losses	(433)	76	(357)
Net interest income after provision (benefit) for credit losses	19,965	7,587	27,552
Noninterest income (1)	15,702	945	16,647
Salaries and employee benefits	(16,802)	(1,218)	(18,020)
Occupancy and equipment	(1,273)	(22)	(1,295)
Other noninterest expense (2)	(8,571)	(98)	(8,669)
Noninterest expense	(26,646)	(1,338)	(27,984)
Expense allocation (3)	866	(866)	—
Net Income before taxes	9,887	6,328	16,215
Income tax expense	(2,466)	(1,498)	(3,964)
Net Income before preferred dividends	$7,421	$4,830	$12,251
Average balance sheet assets	$3,657,574	$1,125,507	$4,783,081
Period end assets	$3,613,448	$1,251,833	$4,865,281
(1) Noninterest income for MPP only includes MPP related fees. All other noninterest income is reflected in Retail Banking.
(2) Includes data processing, professional services, office supplies and other miscellaneous expenses.
(3) Reflects corporate overhead expense allocations used by both business segments; primarily consisting of corporate administration, finance, technology, human resources, risk, marketing and occupancy related allocations.

Northpointe Bancshares, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The purpose of this discussion and analysis is to focus on significant changes in the financial condition of Northpointe Bancshares, Inc. and our wholly owned subsidiary, Northpointe Bank, from December 31, 2024 through March 31, 2025 and on our results of operations for the three months ended March 31, 2025 and 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

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

Business Overview
The Company is a bank holding company that is headquartered in Grand Rapids, Michigan. Through our wholly-owned subsidiary, Northpointe Bank, we focus on providing independent mortgage banking platforms nationwide with an alternative to traditional mortgage warehouse lending (we refer to this business as our Mortgage Purchase Program, or “MPP”), as well as residential mortgage and digital banking services to retail customers nationwide. Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. These channels combine the convenience of on-line, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and loan production offices located in 23 cities in 15 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
Our results of operations are driven by a combination of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities, as well as fee income from a variety of sources. Key components of noninterest income include gains from the sale of newly originated loans, loan servicing fees, MPP fees, service charges from our deposit services, and other fees. Our principal operating expense, aside from interest expense, consists of salaries and employee benefits, including commissions paid to loan originators, occupancy and equipment costs, data processing expense, professional fees, and provisions for credit losses. Our income is affected by regulatory, economic, and competitive factors that influence interest rates, residential loan demand and deposits costs. In addition, we are subject to interest rate risk to the degree that our interest-earnings assets mature or reprice at different times or at different speeds than our interest-bearing liabilities.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and complex judgements that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgements. Our critical accounting policies are described in detail in our 2024 Form 10-K.
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses (“ACL”), lender risk account and capitalized mortgage loan servicing rights are deemed critical since they

Northpointe Bancshares, Inc.

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
A Lender Risk Account (“LRA”) has been established for loans we have sold to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded and maintained by the FHLB at 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. We carry the asset at estimated fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, and other factors. These assumptions are particularly subjective and can have a material effect on the estimated LRA balance and income. We believe the assumptions that we utilize in estimating fair value are reasonable based upon accepted industry practices and represent neither the most conservative nor aggressive assumptions.
We establish mortgage servicing right (“MSR”) assets when we sell loans with servicing retained and when we purchase mortgage servicing. The fair value of our mortgage loan servicing rights has been determined based on a valuation model used by an independent third party. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative nor aggressive assumptions.

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

Highlights of the First Quarter of 2025
•Net income available to common stockholders was $15.0 million for the three months ended March 31, 2025, an increase of $5.2 million, or 52.9%, from $9.8 million for the three months ended March 31, 2024.
•Earnings per diluted common share was $0.49 for the three months ended March 31, 2025, as compared to $0.38 for the three months ended March 31, 2024.
•Net interest income before provision for credit losses was $30.4 million for the three months ended March 31, 2025, an increase of $3.2 million from the three months ended March 31, 2024, reflecting strong growth in MPP and AIO loans and a 3 basis point decrease in net interest margin.
•Noninterest income was $22.9 million for the three months ended March 31, 2025, an increase of $6.2 million from the three months ended March 31, 2024, driven primarily by higher gain on sale of loans, partially offset by lower loan servicing fees.

Northpointe Bancshares, Inc.

•Noninterest expense was $29.4 million for the three months ended March 31, 2025, an increase of $1.4 million from the three months ended March 31 2024, driven primarily by higher compensation expense attributable to higher bonus and incentive compensation attributable to our IPO and improvement in net income in the first quarter of 2025, partially offset by decreases in other expense categories from our proactive measures to manage mortgage-related back-office expenses.
•Loans held for investment (“HFI”) were $5.15 billion at March 31, 2025, an increase of $719.4 million from March 31, 2024, reflecting increases of $757.4 million in MPP balances and $31.1 million in AIO loans. Both of these increases reflect strong new customer acquisition and market share gains, as well as a slight increase in overall industry mortgage originations.
•MPP loans increased to 46.1% of total gross loans at March 31, 2025 from 36.8% at December 31, 2024, and residential mortgage loans decreased to 35.5% of total gross loans at March 31, 2025 from 41.9% at December 31, 2024.
•Liquidity remained stable, with total cash and cash equivalents of $321.5 million at March 31, 2025 as compared to $376.3 million at December 31, 2024.
•As of March 31, 2025, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$4,672,435	$72,071	6.26%	$4,074,556	$64,897	6.41%
Securities, AFS(3)	9,909	154	6.30%	10,519	165	6.31%
Securities, FHLB Stock	69,574	1,629	9.49%	68,244	1,499	8.84%
Interest Bearing Deposits	487,180	5,296	4.41%	444,465	6,021	5.45%
Total earning assets	5,239,098	79,150	6.13%	4,597,784	72,582	6.35%
Noninterest earning assets(4)	108,804			185,297
Total assets	$5,347,902			$4,783,081
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$739,709	$7,990	4.38%	$412,616	$5,157	5.03%
Money market & savings	337,124	3,250	3.91%	359,977	3,777	4.22%
Time	2,254,388	25,070	4.51%	1,890,792	24,597	5.23%
Total interest-bearing deposits	3,331,221	36,310	4.42%	2,663,385	33,531	5.06%
Sub debt	29,142	887	12.34%	39,378	792	8.09%
Borrowings	1,210,086	11,564	3.88%	1,321,419	11,064	3.37%
Total interest-bearing liabilities	4,570,449	48,761	4.33%	4,024,182	45,387	4.54%
Noninterest-bearing liabilities
Noninterest-bearing deposits	207,166			255,837
Other noninterest-bearing liabilities	39,128			62,092
Total noninterest-bearing liabilities	246,294			317,929
Equity	531,159			440,970
	$5,347,902			$4,783,081
Net interest spread(5)			1.80%			1.81%
Net interest margin(6)		$30,389	2.35%		$27,195	2.38%
____________________
(1)Loan balance includes loans held for investment and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Loan fees of $40,000 and $72,000 for the three months ended March 31, 2025 and 2024, respectively, are included in interest income.
(3)Average yield based on carrying value and there are no tax-exempt securities in the portfolio.
(4)Noninterest-earning assets includes the allowance for credit losses.
(5)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(6)Net interest margin is annualized net interest income divided by total average interest-earning assets.
For the three months ended March 31, 2025, net interest income increased to $30.4 million, an increase of $3.2 million, or 11.7%, from $27.2 million for the same period in 2024. This increase was driven primarily by a 13.9% increase in earning assets, partially offset by lower net interest margin.

Northpointe Bancshares, Inc.

Average interest-earning assets were $5.24 billion at March 31 2025, an increase of $641.3 million from $4.60 billion at March 31, 2024, reflecting strong growth in loans, particularly MPP and AIO.
Net interest margin was 2.35% for the three months ended March 31, 2025, a decrease of 3 bps from 2.38% for the three months ended March 31, 2024. This decrease was driven primarily by average yields on interest earning assets decreasing by slightly more than our decrease in cost of funds, as well as a change in the mix of interest-earning assets. For the three months ended March 31, 2025, the yield on interest earning assets decreased by 22 bps from same period in 2024 and the rate on interest-bearing liabilities decreased by 21 bps from the same period in 2024, both reflecting a reduction in the federal funds rate.
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

	For the Three Months Ended March 31,
	2025 vs 2024
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$8,786	$(1,612)	$7,174
Securities, AFS	(11)	—	(11)
Securities, FHLB Stock	26	104	130
Interest-bearing deposits	616	(1,341)	(725)
Total interest-earning assets	9,417	(2,849)	6,568
Interest-Bearing Liabilities
Deposits:
Transaction accounts	3,994	(1,161)	2,833
Money market & savings	(253)	(274)	(527)
Time	3,277	(2,804)	473
Total interest-bearing deposits	7,018	(4,239)	2,779
Sub debt	(192)	287	95
Borrowings	(780)	1,280	500
Total interest-bearing liabilities	6,046	(2,672)	3,374
Net interest income / margin	$3,371	$(177)	$3,194
The yield and volume table above shows that the $3.2 million increase in net interest income for the three months ended March 31 2025 compared to the same period in 2024 was due to a $3.4 million benefit from increased earnings asset volume partially offset by a $177,000 decrease in net interest margin as the decrease in yields on assets was more than the decrease in the cost of funds. The primary driver of our growth in net interest income in the first quarter of 2025 was our loan portfolio. Total interest income on our loan portfolio grew $7.2 million in the three months ended March 31, 2025 compared to the same period in 2024, with $8.8 million coming from growth in average portfolio balances partially offset by a reduction of $1.6 million from lower loan portfolio yields. Offsetting this interest income growth was higher funding costs, among most funding sources, primarily volume related. Total funding costs increased by $3.4 million in the three months ended March 31, 2025 compared to the same period in 2024, with $6.0 million of the increase in interest expense coming from higher average balances, partially offset by $2.7 million from lower funding rates.
Provision for Credit Losses
The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected future credit losses. The provision for credit losses is

Northpointe Bancshares, Inc.

impacted by inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, recent historical and projected future economic conditions, loan growth, the direction of the change in collateral values, and the level of actual net charge-offs incurred. Our provision for credit losses reflects risks in the HFI loan portfolio, which is comprised predominately of collateralized single-family mortgage loans, with very low historical loss experience.
For the three months ended March 31, 2025, our total provision for credit losses was $1.3 million, compared to a total benefit of $357,000 for the same period in 2024. Our provision for credit losses reflects both our held for investment loan portfolio and the unfunded commitments on that portfolio. The increase in provision for credit losses for the three months ended March 31 2025 compared to the same period in 2024, was driven primarily by continued growth in the portfolio, reserve increases on individually evaluated loans, credit migration trends, and changes in the economic forecasts used in the credit models. The provision for credit losses related to loans was an expense of $1.4 million for the three months ended March 31, 2025, reflecting net charge-offs of $259,000 and an ending allowance for credit losses of $12.3 million. For the three months ended March 31, 2024, the provision for credit losses related to loans was an expense of $331,000, reflecting $9,000 in net recoveries and an ending allowance for credit losses of $12.6 million. Provision for credit losses also includes provision for unfunded loan commitments on the Consolidated Statements of Income. We recorded a provision for unfunded loan commitments benefit of $90,000 for the three months ended March 31, 2025 and a benefit of $688,000 for the three months ended March 31, 2024, which impacted the change in allowance for each period. The benefit in both these periods reflect lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
Noninterest Income
The following table presents the major components of our noninterest income for the three months ended March 31, 2025 and 2024:

(Dollars in thousands) Noninterest Income	For the Three Months Ended March 31,		$ Increase (Decrease)
	2025	2024
Service charges on deposits and other fees	$180	$508	$(328)
Loan servicing fees	995	3,862	(2,867)
MPP fees	1,141	945	196
Net gain on sale of loans	18,587	11,352	7,235
Other noninterest income	1,970	(20)	1,990
	$22,873	$16,647	$6,226
For the three months ended March 31, 2025, noninterest income was $22.9 million, an increase of $6.2 million compared to the same period in 2024, driven primarily by higher net gains on sales of loans and other noninterest income, partially offset by lower loan servicing fees and deposit service charges.
The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three months ended March 31, 2025 and 2024:

Northpointe Bancshares, Inc.

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended March 31,		$ Increase (Decrease)
	2025	2024
Fees on servicing	$1,702	$5,670	$(3,968)
Change in fair value of MSRs (1)	(707)	(1,808)	1,101
	$995	$3,862	$(2,867)

(1) - Includes change in fair value and paid in full MSRs.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended March 31,		$ Increase (Decrease)
	2025	2024
Capitalized MSRs	$1,066	$485	$581
Change in fair value of loans (1)	4,678	(1,185)	5,863
Gain on sale of loans, net (2)	12,843	12,052	791
	$18,587	$11,352	$7,235
(1) - Includes the change in fair value of interest rate locks, loans held for sale, and held for investment.
(2) - Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of LRA.
For the three months ended March 31, 2025, loan servicing fees decreased by $2.9 million compared to the same period in 2024, due largely to a $80.8 million bulk sale of MSRs completed in the first quarter of 2024 as we made the strategic decision to scale back that part of our business.
For the three months ended March 31, 2025, MPP fees increased by $196,000 compared to the same period in 2024, driven primarily by an increase in overall volume of the MPP program.
For the three months ended March 31, 2025, gain on sale of loans increased by $7.2 million compared to the same period in 2024. This was driven primarily by an increase in the fair value of loans of $5.9 million, which was attributable to lower market interest rates, along with smaller increases from capitalized MSRs and gain on sale of loans, net, over the same period.
For the three months ended March 31, 2025, other noninterest income increased by $2.0 million compared to the same period in 2024. For the three months ended March 31, 2025, we recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances, and we did not have any such debt extinguishment gain or loss for the same period in 2024.
Noninterest Expense
The following table presents the major components of our noninterest expense for the three months ended March 31, 2025 and 2024:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended March 31,		$ Increase (Decrease)
	2025	2024
Salaries and employee benefits	$20,443	$18,020	$2,423
Occupancy and equipment	972	1,295	(323)
Data processing expense	2,107	2,498	(391)
Professional fees	1,228	1,119	109
Other taxes and insurance	1,787	1,810	(23)
Other	2,835	3,242	(407)
	$29,372	$27,984	$1,388

Northpointe Bancshares, Inc.

For the three months ended March 31, 2025, noninterest expense was $29.4 million, an increase of $1.4 million, compared to the same period in 2024. Salaries and employee benefits expense represent the largest component of our noninterest expense, which are broken out in the below table for the three months ended March 31, 2025 and 2024:

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended March 31,		$ Increase (Decrease)
	2025	2024
Salaries and other compensation	$8,607	$9,073	$(466)
Salary deferral from loan origination	(969)	(979)	10
Bonus and incentive compensation	3,642	1,698	1,944
Mortgage production - variable compensation	6,059	5,866	193
Employee benefits	3,104	2,362	742
Total salaries and employee benefits	$20,443	$18,020	$2,423
For the three months ended March 31, 2025, salaries and employee benefits increased by $2.4 million compared to the same period in 2024. Of this increase, $1.9 million was from higher bonus and incentive compensation expense, attributable to our initial public offering and the improvement in net income, along with a $742,000 increase in employee benefit expense from higher payroll tax expenses and an increase of $193,000 in variable commission compensation associated with mortgage volume. Partially offsetting this was a decrease in base salaries and other compensation of $466,000 as we continued to proactively manage staffing levels to align with lower mortgage loan production volume. Our average full time equivalent employees (FTE) was 491 for the three months ended March 31, 2025, compared to 610 for the three months ended March 31, 2024.
For the three months ended March 31, 2025, occupancy and equipment expense decreased by $323,000 compared to the same period in 2024, driven primarily by lower building lease expense. For the three months ended March 31, 2025, data processing fees decreased by $391,000 compared to the same period in 2024, which was consistent with lower mortgage volume as much of our data processing costs are unit based. For the three months ended March 31, 2025, professional fees increased by $109,000 compared to same period in 2024, largely due to higher expenses associated with being a public company.
For the three months ended March 31, 2025, other expenses decreased by $407,000 compared to the same period in 2024. Other expenses include several categories of expenses which are typically more tied to mortgage volume, including marketing and credit reporting fees and the loan repurchase reserve expense.
Income Tax Expense
For the three months ended March 31, 2025, total income tax expense was $5.3 million compared to $4.0 million for the same period in 2024. The effective tax rate was 23.67% for the three months ended March 31, 2025 compared to 24.45% for the same period in 2024.
Operating Segment Analysis
We have two reporting segments, Retail Banking and MPP. As discussed in Note 20 of our Consolidated Financial Statements, our reportable segments have been determined based on management’s focus and internal reporting structure.
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

Northpointe Bancshares, Inc.

The following table presents our reported segment results for the three months ended March 31, 2025 and 2024:

(Dollars in thousands)	As of or for the Three Months Ended March 31,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$47,462	$31,688	$79,150	$49,566	$23,016	$72,582
Interest expense	(48,761)	—	(48,761)	(45,387)	—	(45,387)
Funds transfer pricing	20,767	(20,767)	—	15,353	(15,353)	—
Net interest income	19,468	10,921	30,389	19,532	7,663	27,195
Provision (benefit) for credit losses	992	303	1,295	(433)	76	(357)
Net income after provision	18,476	10,618	29,094	19,965	7,587	27,552
Noninterest income (1)	21,732	1,141	22,873	15,702	945	16,647
Salaries and employee benefits	(18,931)	(1,512)	(20,443)	(16,802)	(1,218)	(18,020)
Occupancy and equipment	(950)	(22)	(972)	(1,273)	(22)	(1,295)
Other noninterest expense (2)	(7,844)	(113)	(7,957)	(8,571)	(98)	(8,669)
Noninterest expense	(27,725)	(1,647)	(29,372)	(26,646)	(1,338)	(27,984)
Expense allocation (3)	1,153	(1,152)	1	866	(866)	—
Net income before taxes	13,636	8,960	22,596	9,887	6,328	16,215
Income tax expense	(3,227)	(2,121)	(5,348)	(2,466)	(1,498)	(3,964)
Net income before preferred dividends	$10,409	$6,839	$17,248	$7,421	$4,830	$12,251
Average balance sheet assets	$3,551,982	$1,795,920	$5,347,902	$3,657,574	$1,125,507	$4,783,081
Period end assets	$3,391,443	$2,468,212	$5,859,655	$3,613,448	$1,251,833	$4,865,281
(1) Noninterest income for MPP only includes MPP related fees. All other noninterest income is reflected in Retail Banking.
(2) Includes data processing, professional services, office supplies and other miscellaneous expenses.
(3) Reflects corporate overhead expense allocations used by both business segments; primarily consisting of corporate admin, finance, technology, human resources, risk, marketing and occupancy related allocations.

MPP
For the three months ended March 31, 2025, our MPP segment reported net income before preferred dividends of $6.8 million, an increase of $2.0 million, or 41.6%, over the $4.8 million reported for the same period in 2024. This increase was driven primarily by a 59.6% increase in average balances which drove higher net interest income and fees. The increase in average balances reflects strong loan growth from new customer acquisition and market share gains.
Retail Banking
For the three months ended March 31, 2025, our Retail Banking segment reported net income before preferred dividends of $10.4 million, an increase of $3.0 million, or 40.3%, over the $7.4 million reported for the same period in 2024. This increase was driven primarily by lower noninterest expense, which outpaced the decrease in noninterest income and net interest income. The decrease in noninterest expense reflects lower variable mortgage commissions and proactive expense management across the channel.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
BALANCE SHEET DATA
Total Assets	$5,859,655	$5,224,011
Cash and cash equivalents	321,499	376,295
Equity and debt securities	9,919	9,881
FHLB stock	69,574	69,574
Loans and loans held for sale, net	5,342,488	4,633,637
Deposits	3,822,622	3,422,555
Borrowings	1,371,158	1,258,750
Subordinated debentures	29,159	43,933
Total equity capital	586,522	462,490

Total Assets
Total assets were $5.86 billion at March 31, 2025 as compared to $5.22 billion at December 31, 2024. This $635.6 million increase in total assets was driven primarily by higher balances of net loans and loans held for sale, partially offset by lower cash and cash equivalents.

Northpointe Bancshares, Inc.

Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$40,995	0.8%	$51,408	1.1%
All-in-One (AIO)(1)	643,180	12.0%	612,080	13.2%
Other consumer / home equity(1)	94,060	1.8%	97,258	2.1%
Residential mortgage(2)	1,899,823	35.5%	1,948,175	41.9%
Commercial	900	0.0%	8,013	0.2%
MPP	2,468,212	46.1%	1,710,820	36.8%
Total loans held for investment	5,147,170	96.1%	4,427,754	95.3%
Loans held for sale	207,633	3.9%	217,073	4.7%
Total gross loans (HFI and HFS)	$5,354,803	100.0%	$4,644,827	100.0%
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Our loan portfolio includes both loans held for investment and loans held for sale. Our loans held for investment portfolio comprises over 96% of our total gross loans.
Our MPP business offers facilities to independent mortgage banking companies located nationwide. These are floating rate, short term advances that are collateralized by one-to-four family mortgage loans that our mortgage bankers are preparing to be delivered to the secondary mortgage market. In most cases, these mortgage loans sit in our mortgage banking client’s facility for less than 30 days after the loan is purchased.
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at March 31, 2025 are first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, home equity lines of credit, and commercial loans, which combined represented less than 3% of the overall loan portfolio as of March 31, 2025.
At March 31, 2025, our total loans net of allowance for credit losses including loans held for sale was $5.34 billion, as compared to $4.64 billion on December 31, 2024. This increase of $710.0 million over the prior quarter was driven primarily by the strong growth in MPP and AIO balances, which increased by $757.4 million and $31.1 million, respectively. Growing the MPP business remains one of our top strategic priorities, and reflects the strength of our scalable technology, long-standing strong relationships, as well as our ability to capitalize on recent market disruption within the business line. We also remain focused on prudently growing the portfolio of first-lien home equity lines, which includes AIO loans.
As of March 31, 2025, residential mortgage comprised 35.5% of our total loan portfolio compared to 46.1% for MPP and 12.0% for AIO loans. As of December 31, 2024, residential mortgage comprised 41.9% of our total loan portfolio compared to 36.8% for MPP and 13.2% for AIO loans. The reduction in residential mortgages reflects normal amortization and pay-offs, as we are not strategically growing this portfolio.

Northpointe Bancshares, Inc.

Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at March 31, 2025 and December 31, 2024:
Contractual Loan Maturities as of March 31, 2025

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$10,087	$—	$—	$—	$—	$—	$27,972	$2,936	$40,995
All-in-One (AIO)(1)	—	—	—	—	—	—	—	643,180	643,180
Other consumer / home equity(1)	—	—	—	—	70	85	847	93,058	94,060
Residential mortgage(2)	177	19	328	559	15,660	14,967	406,709	1,461,404	1,899,823
Commercial	201	234	329	—	136	—	—	—	900
MPP	—	2,468,212	—	—	—	—	—	—	2,468,212
Total loans held for investment:	10,465	2,468,465	657	559	15,866	15,052	435,528	2,200,578	5,147,170
Retail loans held for sale:	—	—	—	—	435	—	206,022	1,176	207,633
Total gross loans (HFI and HFS)	$10,465	$2,468,465	$657	$559	$16,301	$15,052	$641,550	$2,201,754	$5,354,803
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Contractual Loan Maturities as of December 31, 2024

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$12,401	$—	$—	$—	$—	$—	$38,013	$994	$51,408
All-in-One (AIO)(1)	—	—	—	—	—	—	—	612,080	$612,080
Other consumer / home equity(1)	—	—	—	—	—	70	—	97,188	97,258
Residential mortgage(2)	393	333	347	553	15,655	14,142	363,450	1,553,302	1,948,175
Commercial	—	7,303	120	234	115	82	159	—	8,013
MPP	—	1,710,820	—	—	—	—	—	—	1,710,820
Total loans held for investment:	12,794	1,718,456	467	787	15,770	14,294	401,622	2,263,564	4,427,754
Retail loans held for sale:	—	—	—	—	—	—	210,766	6,307	217,073
Total gross loans (HFI and HFS)	$12,794	$1,718,456	$467	$787	$15,770	$14,294	$612,388	$2,269,871	$4,644,827
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Our mortgage loan portfolio has ARMs which reset annually after the initial fixed rate period, which ranges from one to 10 years. AIO loans are adjustable rate and reset monthly. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Northpointe Bancshares, Inc.

As of March 31, 2025, 46.3% of our total loan portfolio had a contractual maturity of less than one year, up from 37.3% at December 31, 2024. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking clients facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of March 31, 2025, 53.1% of total loans had contractual maturities of longer than 15 years, compared to 62.1% at December 31, 2024. For our two largest categories of long duration loans as of March 31, 2025, 77.7% of residential mortgage and 100% of our AIO Loans were floating rate.
Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans held for investment and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans(1):
Commercial	—	118
Construction	1,757	1,921
Land development	2,296	2,312
Home equity lines of credit	11,930	10,807
First lien mortgage	29,679	25,706
First lien mortgage wholly or partially guaranteed by the U.S Government	29,492	32,159
Junior lien mortgage	1,577	1,532
MPP	—	—
	76,731	74,555
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	1,866	—
Land development	751	—
Home equity lines of credit	289	200
First lien mortgage	6,098	3,823
First lien mortgage wholly or partially guaranteed by the U.S Government	605	346
Junior lien mortgage	608	30
MPP	—	—
	10,217	4,399
Total nonperforming loans	86,948	78,954
Other real estate owned	873	3,030
Total nonperforming assets	$87,821	$81,984
Nonaccrual loans to total loans	1.43%	1.61%
Nonperforming loans to total loans	1.62%	1.70%
Nonperforming assets to total assets	1.50%	1.57%
Allowance for credit losses to nonaccrual loans	16.05%	15.01%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.88%	0.91%
Nonperforming loans to total loans	1.06%	1.00%
Nonperforming assets to total assets	0.99%	0.95%
Allowance for credit losses to nonaccrual loans	26.07%	26.39%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).

Northpointe Bancshares, Inc.

At March 31, 2025, nonperforming assets were $87.8 million compared to $82.0 million at December 31, 2024. The increase in nonperforming assets was driven primarily by normal aging within the loans held for investment portfolio. A substantial portion of the linked quarter increase in non-performing loans related to the Company's transfer of servicing to a scaled sub-servicer. The majority of these loans have already, or are expected to, pay in full or become current. Nonperforming assets as a percent of total assets was 1.50% at March 31, 2025 compared to 1.57% at December 31, 2024.
A substantial portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans. Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets increased to 0.99% at March 31, 2025, compared to 0.95% at December 31, 2024. At March 31, 2025, approximately 35% of our nonperforming loans have a form of government guarantee.
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

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Dollars	% of Total	Dollars	% of Total
Collectively allocated for impairment:
Commercial	$4	—%	$32	0.3%
Construction	645	5.2%	390	3.5%
Land development	964	7.8%	976	8.7%
Home equity lines of credit	1,877	15.2%	1,920	17.2%
First lien mortgage	4,657	37.8%	4,515	40.3%
Junior lien mortgage	2,084	16.9%	1,672	14.9%
MPP	987	8.0%	684	6.1%
	11,218	91.1%	10,189	91.1%
Individually allocated for impairment	1,094	8.9%	995	8.9%
Unallocated	3	—%	6	0.1%
	1,097	8.9%	1,001	8.9%
Total allowance for credit losses	$12,315	100.0%	$11,190	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

(Dollars in thousands)	For the Three Months Ended
	March 31, 2025		March 31, 2024
	Activity	% of Average Loans Held for Investment (1)	Activity	% of Average Loans Held for Investment (1)
Loans held for investment	$5,147,170		$3,983,069
Beginning allowance for credit losses	$11,190		$12,295
Net charge-offs (recoveries):
Commercial	(4)	-0.22%	(14)	-1.05%
Construction	—	0.00%	25	0.06%
Land development	—	0.00%	—	0.00%
Home equity lines of credit	40	0.02%	2	0.00%
First lien mortgage	172	0.04%	(21)	0.00%
Junior lien mortgage	51	0.27%	—	0.00%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	259		(8)
Provision for credit losses	1,384		332
Ending allowance for credit losses	$12,315		$12,635

Allowance for credit losses to loans held for investment	0.24%		0.32%
Net charge-offs (recoveries) to average loans	0.02%		0.00%

(1) Net charge-offs annualized for interim period

The allowance for credit losses was 0.24% of total loans at March 31, 2025 as compared to 0.32% as of December 31, 2024. Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Our allowance for credit losses methodology is described in more detail in Notes 1 and 3 of the Notes to Consolidated Financial Statements.
Our allowance for credit losses, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Since 2019, our cumulative charge-offs, net of recoveries, totaled $3.1 million. Our annualized net charge-off rate was 0.02% for the three months ended March 31, 2025 and we had net recoveries for the three months ended March 31, 2024.
Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold its liquidity in cash or cash equivalents. At March 31, 2025, debt securities totaled $8.6 million, or 0.15%, of total assets compared to $8.6 million, or 0.16%, at December 31, 2024.

Northpointe Bancshares, Inc.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$8,594	100.0%	$8,576	100.0%
Total available for sale securities	8,594	100.0%	8,576	100.0%
Total investment securities	$8,594	100.0%	$8,576	100.0%
The following table presents the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

March 31, 2025	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$9,000	6.30%	—	—	$9,000	6.30%
Total available for sale securities	—	—	—	—	9,000	6.30%	—	—	9,000	6.30%
Total investment securities	—	—	—	—	$9,000	6.30%	—	—	$9,000	6.30%

December 31, 2024	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	$—	—%	$9,000	6.63%	$—	—%	$9,000	6.63%
Total available for sale securities	—	—	—	—%	9,000	6.63%	—	—%	9,000	6.63%
Total investment securities	—	—	$—	—%	$9,000	6.63%	$—	—%	$9,000	6.63%
______________________
(1)Weighted-average yields on investment securities are computed based on par value and exclude any premiums or discounts recorded. There are no tax-exempt securities in the portfolio.
Deposits
Deposits are the primary source of funding our business operations. At March 31, 2025, total deposits were $3.82 billion compared to $3.42 billion at December 31, 2024. This $400.1 million increase in deposits from the prior quarter was driven primarily by higher brokered CDs, along with increases in the Company's diversified digital deposit banking platform including non-interest bearing demand, interest-bearing demand, retail CDs and rateboard CDs.
The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

(Dollars in thousands)	March 31, 2025			December 31, 2024
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$207,166	0.00%	6%	$250,135	0.00%	8%
Interest bearing demand	739,709	4.38%	21%	412,396	4.83%	13%
Savings & money market	337,124	3.91%	10%	380,131	4.39%	12%
Time	2,254,388	4.51%	64%	2,221,123	5.16%	68%
Total deposits	$3,538,387	4.10%	100%	$3,263,785	4.63%	100%

Northpointe Bancshares, Inc.

The following tables set forth the maturity of time deposits for the period ending indicated (dollars in thousands):

(dollars in thousands)
March 31, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,000,000	$—	$—	$87,330	$2,087,330
All other CDs	90,816	144,102	91,020	85,150	411,088
Total time deposits	$2,090,816	$144,102	$91,020	$172,480	$2,498,418

(dollars in thousands)
December 31, 2024	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$1,731,707	$—	$—	$87,330	$1,819,037
All other CDs	69,327	60,775	151,851	87,979	369,932
Total time deposits	$1,801,034	$60,775	$151,851	$175,309	$2,188,969
Total uninsured deposits were $378.1 million at March 31, 2025 and $309.9 million at December 31, 2024.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at March 31, 2025:

(Dollars in thousands)	March 31, 2025
3 months or less	$22,090
Over 3 through 6 months	48,706
Over 6 through 12 months	19,793
Over 12 months	10,446
Total:	$101,035
Borrowings
Another key source of funding for the Company are collateralized borrowings from the FHLB. At March 31, 2025, our total FHLB borrowings were $1.24 billion, down $22.5 million from $1.26 billion at December 31, 2024. At March 31, 2025, we had $1.06 billion in additional borrowing capacity at the FHLB. Early in the first quarter of 2025, we paid off $102.5 million in FHLB advances, recognizing a gain of $2.0 million. This extinguishment was funded through our receipt of new contractual interest bearing deposits with a similar duration, as part of our strategy to reduce the wholesale funding ratio. At March 31, 2025, we had $44.9 million in outstanding short-term borrowings on our FHLB line of credit. We had no such borrowings at December 31, 2024. At March 31, 2025, we also had $90.0 million in overnight borrowings compared to no overnight borrowings at December 31, 2024.
The following table is a summary of our outstanding FHLB advances for the periods indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Period ending balance	$1,236,250	$1,258,750
Average balance during period	1,205,751	1,300,488
Maximum outstanding at any month end	1,281,158	1,371,422
Weighted average rate paid	3.85%	3.82%
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At March 31, 2025, we had $25.0 million in outstanding subordinated debenture notes, which is detailed in the tables below and described further in Note 9 to the Condensed Consolidated Financial Statements included within this report.

Northpointe Bancshares, Inc.

At December 31, 2024, we had $40.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2018 and one in 2024. On January 1, 2025, we redeemed $15.0 million of these subordinated debentures.
At both March 31, 2025 and December 31, 2024, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on March 17, 2025.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of March 31, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.34% (3 mo SOFR + 2.79)%	June 17, 2025	March 17, 2034
		30,000
Unamortized issuance costs		(841)
		$29,159

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2024
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2028 (issued at Bank)	September 28, 2018	$15,000	8.718% (3 mo SOFR + 4.03)%	January 1, 2025	October 1, 2028
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.74% (3 mo SOFR + 2.79)%	March 17, 2025	March 17, 2034
		45,000
Unamortized issuance costs		(1,103)
		$43,897
Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last four fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of

Northpointe Bancshares, Inc.

the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.
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
There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. See the section entitled “Supervision and Regulation” and our forward looking statements in our 2024 Form 10-K for more information. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company typically maintains a minimum level of cash to fund two year’s projected operating cash flow needs and debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.
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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At March 31, 2025, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of March 31, 2025
Total capital to RWA	$627,393	12.74%	$394,033	8.00%	N/A	N/A
Tier 1 capital to RWA	$592,215	12.02%	$295,525	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$488,481	9.92%	$221,644	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$592,215	11.07%	$213,931	4.00%	N/A	N/A
As of December 31, 2024
Total capital to RWA	$509,591	12.09%	$337,246	8.00%	N/A	N/A
Tier 1 capital to RWA	$469,977	11.15%	$252,935	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$469,977	8.77%	$214,421	4.00%	N/A	N/A
Northpointe Bank
As of March 31, 2025
Total capital to RWA	$598,837	12.16%	$394,043	8.00%	$492,553	10.00%
Tier 1 capital to RWA	$588,659	11.95%	$295,532	6.00%	$394,043	8.00%
Common Equity Tier 1 to RWA	$588,659	11.95%	$221,649	4.50%	$320,160	6.50%
Tier 1 capital to average assets (leverage)	$588,659	11.01%	$213,818	4.00%	$267,273	5.00%
As of December 31, 2024
Total capital to RWA	$502,996	11.93%	$337,246	8.00%	$421,553	10.00%
Tier 1 capital to RWA	$487,519	11.56%	$252,932	6.00%	$337,242	8.00%
Common Equity Tier 1 to RWA	$487,519	11.56%	$189,699	4.50%	$274,010	6.50%
Tier 1 capital to average assets (leverage)	$487,519	9.09%	$214,419	4.00%	$268,024	5.00%

On March 31, 2025, we redeemed 5,000 shares of our 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A for $4.9 million. In 2024, we redeemed an additional 13,000 shares of the Series A Preferred Stock for $11.6 million. At March 31, 2025, we had a total of $98.7 million of preferred stock outstanding compared to $103.6 million at December 31, 2024.
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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to fund loans held for investment	$3,099,817	$2,407,551
Unused Commitments	347,736	334,180

Northpointe Bancshares, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at March 31, 2025 and December 31, 2024 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
March 31, 2025	-11.98%	-6.01%	6.24%	12.50%
December 31, 2024	-8.91%	-4.35%	5.24%	10.36%
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

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
March 31, 2025	-1.33%	-0.09%	-0.12%	-0.69%
December 31, 2024	2.13%	2.53%	-1.88%	-4.30%

Northpointe Bancshares, Inc.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2024 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

We made no unregistered sales of equity securities during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

The Company has no publicly announced repurchase plans or programs.

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2025:

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share

January 1 - January 31, 2025	$—	$—
February 1 - February 28, 2025	—	—
March 1 - March 31, 2025	—	—

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Northpointe Bancshares, Inc.

Item 5. Other Information
During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Northpointe Bancshares, Inc.

Item 6. Exhibits
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

Northpointe Bancshares, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPOINTE BANCSHARES, INC.

By:	/s/ Charles A. Williams
Charles A. Williams Chairman and Chief Executive Officer

By:	/s/ Kevin J. Comps
Kevin J. Comps President

By:	/s/ Brad T. Howes
Brad T. Howes Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gary Dykstra
Gary Dykstra Senior Vice President and Controller (Principal Accounting Officer)

Date: May 15, 2025