Form 10-Q
period 2025-06-30
NORTHPOINTE BANCSHARES INC
filed 2025-08-13
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 13, 2025, there were 34,364,659 shares of the registrant’s Common Stock outstanding.

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
Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and in this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and the preceding forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in the 2024 Form 10-K, elsewhere in this report, and the following:

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

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
June 30, 2025 and December 31, 2024
(unaudited)
(Dollars in thousands)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$415,659	$376,295
Equity securities	1,329	1,305
Debt securities available for sale	8,785	8,576
Federal Home Loan Bank ("FHLB") stock	69,574	69,574
Loans held for sale, at fair value	331,199	217,073
Total loans ($175,070 and $172,960 at fair value at June 30, 2025 and December 31, 2024, respectively)	5,496,806	4,427,754
Allowance for credit losses	(12,375)	(11,190)
Net loans	5,484,431	4,416,564
Mortgage servicing rights	16,388	15,133
Intangible assets, net	1,806	2,099
Premises and equipment	27,479	27,292
Other assets	74,244	90,100
Total Assets	$6,430,894	$5,224,011
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$201,449	$208,938
Interest-bearing	4,272,622	3,213,617
Total deposits	4,474,071	3,422,555
Borrowings	1,274,929	1,258,750
Subordinated debentures	24,181	38,933
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	3,141	3,477
Other liabilities	45,295	32,806
Total Liabilities	5,826,617	4,761,521
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series A - 77,000 shares issued and outstanding at June 30, 2025 with a liquidation preference of $77,000 and 82,000 shares issued and outstanding at December 31, 2024 with a liquidation preference of $82,000

Series B - 25,000 shares issued and outstanding at June 30, 2025 and December 31, 2024 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,364,659 and 25,684,560 shares at June 30, 2025 and December 31, 2024, respectively
Additional paid in capital	276,885	166,847
Retained earnings	327,556	295,967
Accumulated other comprehensive loss	(164)	(324)
Total Stockholders' Equity	604,277	462,490
Total Liabilities and Stockholders' Equity	$6,430,894	$5,224,011
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three and Six Months Ended June 30, 2025 and 2024
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Loans - including fees	$86,261	$70,731	$158,332	$135,627
Investment securities - taxable	157	155	312	320
FHLB stock - taxable	1,553	1,611	3,181	3,110
Interest bearing deposits	5,122	6,402	10,418	12,423
Total interest income	93,093	78,899	172,243	151,480
Interest Expense
Deposits	43,582	37,500	79,893	71,032
Subordinated debentures	678	791	1,564	1,584
Borrowings	12,313	12,011	23,877	23,076
Total interest expense	56,573	50,302	105,334	95,692
Net interest income	36,520	28,597	66,909	55,788
Provision for credit losses	548	397	1,932	728
Provision (benefit) for unfunded commitments	35	(99)	(55)	(788)
Net interest income after provision (benefit) for credit losses and unfunded commitments	35,937	28,299	65,032	55,848
Noninterest income
Service charges on deposits and other fees	239	516	419	1,024
Loan servicing fees	1,525	2,397	2,520	6,259
Mortgage Purchase Program ("MPP") fees	1,355	1,341	2,496	2,285
Net gain on sale of loans	19,351	13,714	37,938	25,065
Other noninterest income	(32)	(1,063)	1,939	(1,083)
Total noninterest income	22,438	16,905	45,312	33,550
Noninterest expense
Salaries and employee benefits	22,234	20,018	42,677	38,039
Occupancy and equipment	918	1,146	1,890	2,442
Data processing expense	2,155	2,341	4,262	4,840
Professional fees	1,793	1,082	3,021	2,201
Other taxes and insurance	1,190	1,482	2,977	3,292
Other noninterest expense	3,432	1,731	6,267	4,971
Total noninterest expense	31,722	27,800	61,094	55,785
Income - before income taxes	26,653	17,404	49,250	33,613
Income tax expense	6,309	4,183	11,658	8,148
Net income	20,344	13,221	37,592	25,465
Preferred stock dividends	2,296	1,839	4,503	4,252
Net income available to common stockholders	$18,048	$11,382	$33,089	$21,213
Basic earnings per common share	$0.52	$0.44	$1.03	$0.83
Diluted earnings per share	$0.51	$0.44	$1.01	$0.82
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$20,344	$13,221	$37,592	$25,465
Other comprehensive income
Unrealized gains (losses):
Net change in unrealized gain (loss) on debt securities available for sale	191	151	209	176
Tax effect	45	36	49	43
Net change in unrealized gain (loss) on debt securities available for sale, net of tax	146	115	160	133
Less: reclassification adjustments:
Reclassifications for gains included in net income	—	83	—	83
Tax effect	—	20	—	20
Reclassifications for gains included in net income, net of tax	—	63	—	63
Total other comprehensive income	146	52	160	70
Comprehensive income	$20,490	$13,273	$37,752	$25,535
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - April 1, 2024	95,000	25,000	25,689,560	$180,046	$260,570	$(783)	$439,833
Net income, three months	—	—	—	—	13,221	—	13,221
Other comprehensive income	—	—	—	—	—	52	52
Dividends declared ($0.025 per share)	—	—	—	—	(644)	—	(644)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Preferred stock dividends	—	—	—	—	(1,839)	—	(1,839)
Balance - June 30, 2024	90,000	25,000	25,689,560	$175,206	$271,308	$(731)	$445,783

Balance - April 1, 2025	77,000	25,000	34,315,099	$276,465	$310,367	$(310)	$586,522
Net income, three months	—	—	—	—	20,344	—	20,344
Other comprehensive income	—	—	—	—	—	146	146
Dividends declared ($0.025 per share)	—	—	—	—	(859)	—	(859)
Issuance of common stock, net	—	—	—	(294)	—	—	(294)
Restricted stock units issued	—	—	49,560	714	—	—	714
Preferred stock dividends	—	—	—	—	(2,296)	—	(2,296)
Balance - June 30, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277

Balance - January 1, 2024	95,000	25,000	25,689,560	$180,046	$251,375	$(801)	$430,620
Net income, six months	—	—	—	—	25,465	—	25,465
Other comprehensive income	—	—	—	—	—	70	70
Dividends declared ($0.05 per share)	—	—	—	—	(1,280)	—	(1,280)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Preferred stock dividends	—	—	—	—	(4,252)	—	(4,252)
Balance - June 30, 2024	90,000	25,000	25,689,560	$175,206	$271,308	$(731)	$445,783

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income, six months	—	—	—	—	37,592	—	37,592
Other comprehensive income	—	—	—	—	—	160	160
Dividends declared ($0.05 per share)	—	—	—	—	(1,500)	—	(1,500)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,150	—	—	114,150
Restricted stock units issued	—	—	49,560	714	—	—	714
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(4,503)	—	(4,503)
Balance - June 30, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$37,592	$25,465
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	1,276	1,452
Provision for credit losses	1,932	728
Provision (benefit) for unfunded commitments	(55)	(788)
Amortization of intangible asset	293	486
Amortization of debt issuance costs	248	60
Net gain on sale of loans	(37,938)	(25,065)
Proceeds from sales of loans held for sale	964,924	813,462
Origination of mortgage loans held for sale	(1,010,426)	(838,016)
Net loss on sales of other real estate	112	37
Net loss on sale of mortgage servicing rights	—	1,058
Net gain on sale of available for sale debt securities	—	(83)
Net gain on extinguishment of debt	(2,048)	—
Change in fair value of mortgage servicing rights ("MSR")	1,009	2,722
Deferred tax expense	(386)	(18,591)
Change in fair value of equity securities	(24)	20
Change in mortgage banking derivatives	113	(3,418)
Net change in:
Other assets	14,387	(8,415)
Other liabilities	11,113	14,067
Net cash and cash equivalents used in operating activities	(17,878)	(34,819)
Cash Flows from Investing Activities
Purchase of FHLB stock	—	(2,087)
Proceeds from sale of available for sale debt securities	—	10,887
Purchase of available for sale debt securities	—	(4,000)
Proceeds from sale of mortgage servicing rights	—	80,782
Proceeds from sales of other real estate	2,715	38
Purchases of premises and equipment	(1,463)	(524)
Net increase in loans	(1,103,438)	(462,546)
Purchase of mortgage servicing rights	(296)	—
Contributions from lender risk account ("LRA")	(724)	(788)
Proceeds from LRA	1,670	4,800
Net cash and cash equivalents used in investing activities	(1,101,536)	(373,438)
Cash Flows from Financing Activities
Net change in deposits	1,051,516	371,385
Cash dividends paid on common stock	(1,500)	(1,281)
Subordinated debt call and repayment	(15,000)	—
Advances of FHLB borrowings	352,500	280,000
Repayment of FHLB borrowings	(374,202)	(231,250)
Net change in other borrowings	39,929	—
Issuance of common stock, net	114,150	—
Preferred stock dividend	(4,503)	(4,252)
Preferred stock repurchase	(4,840)	(4,840)
Restricted stock units issuance	714	—
Proceeds from exercised stock options	14	—
Net cash and cash equivalents provided by financing activities	1,158,778	409,762
Net decrease in cash and cash equivalents	39,364	1,505
Cash and cash equivalents - beginning of year	376,295	351,890
Cash and cash equivalents - end of year	$415,659	$353,395
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Supplemental cash flow information	2025	2024
Cash paid for:
Interest	$93,840	$95,008
Income taxes	13,548	13,356
Non-cash supplemental information:
Rebooked GNMA loans over 90 days	342	(22,766)
Loans transferred to other real estate	—	2,120
Loans transferred from loans held for sale to loans	6,624	169,206
Loans transferred from loans to loans held for sale	40,262	—

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Northpointe Bancshares, Inc. and its wholly owned subsidiary, Northpointe Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying Unaudited Consolidated Financial Statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiary are included in the Consolidated Financial Statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

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
Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.4 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other liabilities on the consolidated balance sheet.
Initial Public Offering

On February 13, 2025, the Company completed an initial public offering of its common stock, resulting in the issuance of 8,621,539 new shares of common stock and proceeds of 114.2 million, net of offering expenses.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

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
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans and or credit losses in the Company’s MPP business during the three and six months ended June 30, 2025 or 2024.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At June 30, 2025 and December 31, 2024, the Bank had outstanding balances on these facilities of $22.5 million and $31.4 million, respectively.
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
Lender Risk Account
A Lender Risk Account (“LRA”) has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of June 30, 2025 and December 31, 2024, the Company had on deposit with the FHLB $54.8 million and $54.7 million, respectively, in these LRAs. Additionally, as of June 30, 2025 and December 31, 2024, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.3 million and $3.9 million, respectively. The Company carries the LRA asset at fair value in the Company’s Consolidated Balance Sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $28.8 million and $28.4 million at June 30, 2025 and December 31, 2024,

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at June 30, 2025 and December 31, 2024.

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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $23.7 million and $20.8 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Allowance for Credit Losses (“Allowance” or “ACL”)
Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Each of these portfolios is further disaggregated into loan segments, which are discussed in more detail below.
A loss given default methodology is utilized to estimate losses on the residential loan portfolio, which makes up substantially all held-for-investment loans. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of June 30, 2025 and December 31, 2024, the Moody’s Baseline June 2025 and December 2024 U.S. Macroeconomic Outlook, respectively, were utilized.
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
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of June 30, 2025 or December 31, 2024.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at June 30, 2025 and December 31, 2024 were approximately $203,000 and $3.0 million, respectively. The Company had real estate in the process of foreclosure totaling $6.8 million as of June 30, 2025 and $2.2 million as of December 31, 2024.

Leases
ASU 2016-02, Leases establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating,

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
with classification affecting the pattern of expense recognition in the income statement. Right of use assets and lease liabilities are recognized at lease commencement date based upon the estimated present value of lease payments over the lease term.
The ROU assets and lease liabilities were both $1.2 million at June 30, 2025 and were both $1.5 million at December 31, 2024. ROU assets are included in other assets and ROU lease liabilities are include in other liabilities in the Company’s Consolidated Balance Sheets.
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

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

June 30, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(215)	$8,785
Total	$9,000	$—	$(215)	$8,785

December 31, 2024	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(424)	$8,576
Total	$9,000	$—	$(424)	$8,576
As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses on debt securities available for sale.
There were no sales of debt securities available for sale in the three and six months ended June 30, 2025. Proceeds from the sale of debt securities available for sale were $5.8 million in the three months ended June 30, 2024, resulting in no net gain. Proceeds from the sale of debt securities available for sale were $10.9 million in the six months ended June 30, 2024, resulting in a net gain of $83,000. On July 24, 2025, the Company sold $4.0 million of debt securities available for sale at par, recognizing no gain or loss on the sale.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

June 30, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$8,785	$(215)	$8,785	$(215)
Total	$—	$—	$8,785	$(215)	$8,785	$(215)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$8,576	$(424)	$8,576	$(424)
Total	$—	$—	$8,576	$(424)	$8,576	$(424)

Debt securities, at par value, have the following contractual maturities as of June 30, 2025 (dollars in thousands):

June 30, 2025
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$9,000	$—	$9,000
Total	$—	$—	$9,000	$—	$9,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	June 30, 2025	December 31, 2024
Residential	$2,596,123	$2,699,890
Commercial	856	8,013
MPP	2,891,668	1,710,820
Total loans	5,488,647	4,418,723
Less:
Allowance for credit losses	12,375	11,190
Net deferred loan (cost)/fees	(8,159)	(9,031)
Net loans	$5,484,431	$4,416,564
The residential mortgage loan portfolio includes $175.1 million and $173.0 million of loans measured at fair value on June 30, 2025 and December 31, 2024, respectively.
Activity in the allowance for credit losses for the three months ended June 30, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,321	$4	$987	$3	$12,315
Charge-offs	(495)	—	—	—	(495)
Recoveries	4	3	—	—	7
Provision (benefit)	383	(4)	170	(1)	548
Ending balance	$11,213	$3	$1,157	$2	$12,375
Activity in the allowance for loan losses for the three months ended June 30, 2024 is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$12,088	$8	$534	$5	$12,635
Charge-offs	(755)	—	—	—	(755)
Recoveries	8	5	—	—	13
Provision (benefit)	316	(8)	92	(3)	397
Ending balance	$11,657	$5	$626	$2	$12,290

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Activity in the allowance for credit losses for the six months ended June 30, 2025 is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(806)	—	—	—	(806)
Recoveries	52	7	—	—	59
Provision (benefit)	1,499	(36)	473	(4)	1,932
Ending balance	$11,213	$3	$1,157	$2	$12,375

Activity in the allowance for loan losses for the six months ended June 30, 2024 is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,742	$51	$458	$44	$12,295
Charge-offs	(1,189)	—	—	—	(1,189)
Recoveries	436	20	—	—	456
Provision (benefit)	668	(66)	168	(42)	728
Ending balance	$11,657	$5	$626	$2	$12,290

Activity in the allowance for unfunded commitments for three and six months ended June 30, 2025 and 2024 is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$295	$905	$385	$1,594
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision (benefit)	35	(99)	(55)	(788)
Ending balance	$330	$806	$330	$806

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the held for investment portfolio, excluding those loans carried at fair value, as of June 30, 2025 (dollars in thousands):

	June 30, 2025
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$3,640	$2,776	$6,416	$354	$6,770
Home equity lines of credit	12,986	967	13,953	351	14,304
Closed end, first liens	35,080	12,983	48,063	2,844	50,907
Closed end, second liens	1,058	1,061	2,119	752	2,871
Commercial	162	—	162	—	162
Total	$52,926	$17,787	$70,713	$4,301	$75,014

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
The Bank has not recognized any material interest income on nonaccrual loans during the three and six months ended June 30, 2025 or 2024.

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

The amortized cost of collateral dependent loans by class as of June 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	June 30, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,944	$—	$25
Home equity lines of credit	13,079	—	18
Closed end, first liens	48,632	—	109
Closed end, second liens	1,291	—	79
Commercial	162	$—	—
Total	$68,108	$—	$231

	December 31, 2024
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,066	$—	$4
Home equity lines of credit	9,748	—	40
Closed end, first liens	45,340	—	341
Closed end, second liens	469	—	114
Commercial	118	$—	—
Total	$58,741	$—	$499

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$5,088	$3,279	$4,801	$13,168	$159,259	$172,427
Home equity lines of credit	7,832	1,437	10,436	19,705	699,590	719,295
Closed end, first liens	22,107	7,700	34,132	63,939	1,395,347	1,459,286
Closed end, second liens	2,486	136	2,042	4,664	73,540	78,204
Commercial	—	67	162	229	627	856
MPP	—	—	—	—	2,891,668	2,891,668
Total	$37,513	$12,619	$51,573	$101,705	$5,220,031	$5,321,736

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$3,321	$847	$2,935	$7,103	$209,853	$216,956
Home equity lines of credit	4,161	1,826	8,639	14,626	696,541	711,167
Closed end, first liens	26,555	6,412	33,766	66,733	1,459,810	1,526,543
Closed end, second liens	716	667	435	1,818	79,478	81,296
Commercial	79	—	118	197	7,816	8,013
MPP	—	—	—	—	1,710,820	1,710,820
Total	$34,832	$9,752	$45,893	$90,477	$4,164,318	$4,254,795

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
During the three months ended June 30, 2025, there were 6 closed end, first lien loans, totaling $1.7 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the three months ended June 30, 2024, there were 2 closed end, first lien loans, totaling $212,000 that were both experiencing financial difficulty and modified. These loans were a combination of term extension and interest rate reduction. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the three months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025, there were $4.2 million in loans that were both experiencing financial difficulty and modified during the period: 14 closed end, first liens, for $4.0 million and 1 home equity lines of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the six months ended June 30, 2024, there were $2.4 million in loans that were both experiencing financial difficulty and modified during the period: 7 closed end, first lien loans for $2.4 million. These loans were a combination of term extension and interest rate reduction. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the six months ended June 30, 2025 and 2024.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of June 30, 2025 based on year of origination (dollars in thousands):

	2025	2024	2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$1,226	$13,122	$41,822	$55,664	$32,968	$21,209		$—	$166,011
Nonperforming	—	—	1,718	3,489	1,061	148		—	6,416
Total	1,226	13,122	43,540	59,153	34,029	21,357		—	172,427
Gross charge-offs	—	—	—	—	—	2		—	2
Home equity lines of credit:
Performing	—	—	—	—	—	—		705,342	705,342
Nonperforming	—	—	—	—	—	—		13,953	13,953
Total	—	—	—	—	—	—		719,295	719,295
Gross charge-offs	—	2	177	90	—	—		—	269
First liens, closed end loans:
Performing	1,589	28,709	86,219	1,037,263	150,138	107,305		—	1,411,223
Nonperforming	173	3,329	5,887	30,578	3,205	4,891		—	48,063
Total	1,762	32,038	92,106	1,067,841	153,343	112,196		—	1,459,286
Gross charge-offs	—	—	—	473	—	12		—	485
Second liens, closed end loans:
Performing	2,673	4,811	13,679	31,882	7,969	15,071		—	76,085
Nonperforming	—	—	958	584	287	290		—	2,119
Total	2,673	4,811	14,637	32,466	8,256	15,361		—	78,204
Gross charge-offs	—	—	50	—	—	—		—	50
Commercial: Risk Rating
Pass	—	—	—	—	—	393		234	627
Special mention	—	—	—	—	—	67		—	67
Substandard	—	—	—	—	—	162		—	162
Total	—	—	—	—	—	622	622	234	856
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		2,891,668	2,891,668
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		2,891,668	2,891,668
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$5,661	$49,971	$150,283	$1,159,460	$195,628	$149,536		$3,611,197	$5,321,736
Grand total gross charge-offs	$—	$2	$227	$563	$—	$14		$—	$806
There were no revolving loans converted to term loans during the six months ended June 30, 2025.

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

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	June 30, 2025	December 31, 2024
Land	$6,325	$6,325
Leasehold improvements	163	163
Buildings and building improvements	24,717	24,673
Furniture, fixtures, and equipment	10,547	10,414
Construction in progress	1,285	—
Total cost	43,037	41,575
Accumulated depreciation	(15,558)	(14,283)
Net	$27,479	$27,292
Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $613,000 and $716,000, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $1.3 million and $1.5 million, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of June 30, 2025 are as follows (dollars in thousands):

2025	$370
2026	466
2027	244
2028	63
2029	36
Total undiscounted lease payments	1,179
Less discount to net present value	(27)
Total operating lease liabilities	$1,152
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 3.59% and weighted average remaining life was 2.58 years at June 30, 2025.
The leases contain options to extend for periods from 3 to 4 years. The cost of such rentals is not included above. Total rent expense for the three months ended June 30, 2025 and 2024 amounted to $328,000 and $461,000, respectively. Total rent expense for the six months ended June 30, 2025 and 2024 amounted to $635,000 and $1.0 million, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $292,000 and $282,000 for the three months ended June 30, 2025 and 2024, respectively and $580,000 and $569,000 for the six months ended June 30, 2025 and 2024, respectively.
Future income from non-cancelable lease agreements in effect at June 30, 2025 is as follows (dollars in thousands):

2025	$623
2026	1,181
2027	1,106
2028	713
2029	360
Thereafter	339
Total	$4,322

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights
The right to service loans for others is recognized as a mortgage servicing right (“MSR”) on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others were approximately $1.5 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively. In addition, approximately $2.4 billion and $3.0 billion at June 30, 2025 and December 31, 2024, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s Consolidated Statements of Income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual servicing fees	$1,817	$3,156	$3,499	$8,623
Late fees	10	139	27	321
Other fees	—	17	3	37
Change in fair value of MSRs	$(302)	$(915)	$(1,009)	$(2,722)
Total	$1,525	$2,397	$2,520	$6,259

At June 30, 2025 the fair value of mortgage servicing rights was determined using discount rates between 9.5% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 9.8%. At December 31, 2024 the fair value of mortgage servicing rights was determined using discount rates between 10.0% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 9.7%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance – Beginning of period	$15,492	$94,016	$15,133	$95,339
Additions	902	1,608	1,968	2,093
Paid in full loans	(172)	(486)	(300)	(1,326)
Change in fair value	(130)	(428)	(709)	(1,396)
Proceeds from sale	—	(80,782)	—	(80,782)
Bulk purchases	296	—	296	—
Loss on sale	—	(1,058)	—	(1,058)
Balance – End of period	$16,388	$12,870	$16,388	$12,870
The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	June 30, 2025			December 31, 2024
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	10.1%	$15,730	$15,121	10.6%	$14,493	$13,904
Constant prepayment rate	9.8%	15,803	15,260	9.7%	14,606	14,117
Cost to service (per loan)	$75	16,168	15,949	$75	14,947	14,761

Northpointe Bancshares, Inc.
Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $136.9 million and $110.6 million at June 30, 2025 and December 31, 2024, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	June 30, 2025	December 31, 2024
Interest rate-lock commitments	$4,312	$2,047
Forward commitments	(1,176)	(1,201)
The following table provide details on the Company’s derivative financial instruments at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$161,460	$4,312	$—
Forward commitments	290,989	62	1,238
Total	$452,449	$4,374	$1,238

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$90,500	$2,064	$17
Forward commitments	202,441	1,332	131
Total	$292,941	$3,396	$148
As of June 30, 2025 and December 31, 2024, the counterparty collateral asset balance was $42,000 and $0, respectively, and was included in other assets in the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the counterparty collateral liability balance was $30,000 and $43,000, respectively, and was included in other liabilities in the consolidated balance sheets.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	June 30, 2025	December 31, 2024
Noninterest-bearing deposits	$201,449	$208,938
Interest-bearing demand deposits	749,479	690,340
Savings and money market accounts	327,244	334,308
Time:
Under $250,000	3,042,984	2,047,754
$250,000 and over	152,915	141,215
Total	$4,474,071	$3,422,555
The Company recently completed an initiative to bring in approximately $250 million in new custodial deposits (categorized in interest-bearing demand deposits), which is expected to occur during the third quarter of 2025.
Brokered time deposits totaled $2.79 billion and $1.82 billion at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

2025	$2,952,848
2026	147,029
2027	22,567
2028	47,233
2029	25,818
Thereafter	404
Total	$3,195,899
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At June 30, 2025, the Bank had 33 advances totaling $1.2 billion carrying a fixed interest rate ranging between 1.04% and 4.84% with scheduled maturities between 1 month and 8.7 years. The weighted average rate was 3.93% for the three months ended March 31, 2025. At December 31, 2024, the Bank had 34 advances totaling $1.3 billion carrying a fixed interest rate ranging between 1.04% and 4.84% with scheduled maturities between 4 months and 9.2 years. The weighted average rate was 3.83% at December 31, 2024.
The advances are collateralized by approximately $4.0 billion and $3.2 billion of mortgage loans and loans held for sale as of June 30, 2025 and December 31, 2024, respectively, under an agreement which calls for specific identification of pledged loans. Included in the above, advances totaling $10.0 million as of June 30, 2025 and December 31, 2024 are putable advances.
At June 30, 2025, the scheduled maturities of the advances are as follows (dollars in thousands):

2025	$172,500
2026	60,000
2027	325,000
2028	50,000
2029	227,500
Thereafter	400,000
Total	$1,235,000
In January 2025, the Bank executed an extinguishment of $102.5 million in FHLB advances, recognizing a $2.0 million gain on extinguishment as part of the Company's strategy to reduce its wholesale funding ratio.

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)
The Bank also has a line of credit included under the collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB and the line of credit matures on May 12, 2026. The Bank had $39.9 million and $0 outstanding borrowings on the line of credit at June 30, 2025 and December 31, 2024, respectively. Also included in borrowings are overnight borrowing lines. These lines had no balances at either June 30, 2025 or December 31, 2024.

Note 9 — Subordinated Debentures
On September 28, 2018, the Bank issued $15.0 million of subordinated notes due October 1, 2028. The notes were redeemable on October 1, 2023. Interest payments were due April 1 and October 1 of each year at a fixed rate of 6.875% through October 1, 2023 and converted to a variable rate of the three-month LIBOR plus 3.765% with payments due quarterly January 1, April 1, July 1, and October 1 of each year. The notes included fall back language to determine an alternative index rate calculation if the three-month LIBOR rate index is unavailable. The alternative index rate was the three-month CME Term SOFR plus 4.03%. All notes in this issuance were redeemed and repaid in January 2025.
On August 22, 2024, the Company issued $25.0 million of subordinated notes due September 1, 2034. The notes become redeemable on September 1, 2029. Interest payments are due on March 1 and September 1 of each year at a fixed rate of 9.0% through September 1, 2029 and convert to a variable rate of three month SOFR plus 5.50% with payments due quarterly.
As of June 30, 2025, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
Total	25,000
Less unamortized deferred costs	819
Total maturities, net unamortized deferred costs	$24,181

Note 10 — Issuance of Preferred Stock
On December 30, 2021, the Company issued $25.0 million of 7.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), no par value, with a liquidation preference of $1,000 per share. When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual rate of 7.25%, payable quarterly, in arrears.
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
Preferred stock dividend expense for the three and six month periods ended June 30, 2025 include a non-recurring special dividend of $2.50 per share, paid on June 30, 2025 on the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. This special dividend was paid in connection with amendments made to the Company’s Series A Preferred Stock on May 16, 2025 and to the Series B Preferred Stock on May 21, 2025 to extend the registration rights agreements deadlines to January 2, 2026 for the Series A Preferred Stock and to January 2, 2027 for the Series B Preferred Stock.

Northpointe Bancshares, Inc.
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
At June 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	June 30, 2025	December 31, 2024
Commitments to grant loans	$3,657,280	$2,407,551
Unfunded commitments under lines of credit	363,644	334,180
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $330,000 as of June 30, 2025 and $385,000 as of December 31, 2024.
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

Northpointe Bancshares, Inc.
Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which contains an employee stock ownership plan (“ESOP”) investment option. The 401(k) Plan is available to all employees, on the 1st of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $314,000 and $303,000 for the three months ended June 30, 2025 and 2024, respectively and were $686,000 and $350,000 for the six months ended June 30, 2025 and 2024, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year per until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
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
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at June 30, 2025. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.5 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and were $2.7 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $270,000 and $390,000 at June 30, 2025 and December 31, 2024, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. No stock option expense was recorded for the three or six months ended June 30, 2025 and 2024. The stock option plan and stock appreciation rights plan are both legacy plans which the Company does not intend to issue any new shares under after 2024.
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
The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three or six months ended June 30, 2025 or 2024.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
A summary of option activity under the Plan for the six months ended June 30, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	19,000	$2.00	0.6
Granted	—	—
Exercised	(9,000)	(1.50)
Forfeited or expired	—	—
Outstanding at June 30, 2025	10,000	$2.45	0.6
Vested at June 30, 2025	10,000	$2.45	0.6
The total intrinsic value of the options exercised during the three and six months ended June 30, 2025 was approximately $0 and $116,000. No options were exercised in the three or six months ended June 30, 2024. The total intrinsic value of the options outstanding at June 30, 2025 and December 31, 2024 was approximately $113,000 and $236,000, respectively.
As of June 30, 2025 and 2024, there was no unrecognized compensation cost related to non- vested share-based compensation arrangements granted under the plan.
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
A summary of stock appreciation right awards for the six months ended June 30, 2025 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2025	545,000	$11.00
Granted	—	—
Exercised	(75,000)	5.60
Forfeited or expired	(20,000)	11.73
Outstanding at June 30, 2025	450,000	$11.87

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

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
A summary of changes in the Company’s nonvested restricted stock awards for the six months ended June 30, 2025 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2025	849,530	$14.40	$11,647
Granted	164,000	13.50	2,248
Vested	(49,560)	14.40	(679)
Forfeited	—	—	—
Outstanding at June 30, 2025	963,970	$14.25	$13,216

Compensation cost related to restricted stock awards totaled $898,000 and $0 for the three months ended June 30, 2025 and 2024, respectively, and totaled $2.2 million and $0 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, there was $12.9 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.9 years. Restricted stock awards totaling 49,560 shares vested during the three and six months ended June 30, 2025. The intrinsic value of restricted stock awards vested totaled $679,000 in the three and six months ended June 30, 2025. There was no vesting of restricted stock awards during the three and six months ended 2024.

Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax expense	$6,098	$22,734	$12,044	$26,739
Deferred tax expense	211	(18,551)	(386)	(18,591)
Total income tax expense	$6,309	$4,183	$11,658	$8,148

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)
A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the periods indicated (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at federal statutory rate of pretax income	$5,597	21.00%	$3,655	21.00%
State and local income taxes	562	2.11%	515	2.96%
Effect of nontaxable income and nondeductible expenses	20	0.07%	13	0.07%
Other	130	0.49%	—	—%
Total income tax expense	$6,309	23.67%	$4,183	24.03%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$10,343	21.00%	$7,060	21.00%
State and local income taxes	1,146	2.33%	1,010	3.00%
Effect of nontaxable income and nondeductible expenses	39	0.08%	56	0.17%
Other	130	0.26%	22	0.07%
Total income tax expense	$11,658	23.67%	$8,148	24.24%

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	June 30, 2025	December 31, 2024
Allowance for credit losses	$2,929	$2,649
Accrued expenses and other reserve accounts	1,893	1,762
Nonaccrual loan interest	682	957
Stock compensation	518	379
Unrealized loss on debt securities available for sale	33	82
Other deferred tax assets	137	211
Total deferred tax assets	6,192	6,040
Mortgage servicing rights	3,784	3,558
Fixed assets	2,922	3,135
Goodwill and intangibles	522	581
Deferred loan costs/fees	1,931	2,138
Other deferred tax liabilities	174	106
Total deferred tax liabilities	9,333	9,518
Net deferred tax liability	$(3,141)	$(3,478)

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at June 30, 2025 or December 31, 2024.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022, and state and local income tax examinations by tax authorities for years before 2022. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the three and six months ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at June 30, 2025 and December 31, 2024. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of June 30, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$506,203	9.25%	$246,135	4.50%	N/A	N/A
Northpointe Bank	610,113	11.15%	246,131	4.50%	$355,523	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	609,936	11.15%	328,179	6.00%	N/A	N/A
Northpointe Bank	610,113	11.15%	328,175	6.00%	437,566	8.00%
Total Capital (to risk weighted assets)
Consolidated	645,209	11.80%	437,572	8.00%	N/A	N/A
Northpointe Bank	620,386	11.34%	437,566	8.00%	546,958	10.00%
Tier 1 capital (to average assets)
Consolidated	609,936	9.98%	244,436	4.00%	N/A	N/A
Northpointe Bank	610,113	9.98%	244,434	4.00%	305,543	5.00%

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2024 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Northpointe Bank	487,519	11.56%	189,699	4.50%	274,010	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	469,977	11.15%	252,935	6.00%	N/A	N/A
Northpointe Bank	487,519	11.56%	252,932	6.00%	337,242	8.00%
Total Capital (to risk weighted assets)
Consolidated	509,591	12.09%	337,246	8.00%	N/A	N/A
Northpointe Bank	502,996	11.93%	337,242	8.00%	421,553	10.00%
Tier 1 capital (to average assets)
Consolidated	469,977	8.77%	214,421	4.00%	N/A	N/A
Northpointe Bank	487,519	9.09%	214,419	4.00%	268,024	5.00%

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
Note 17 — Fair Value Measurements
Accounting standards define fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that we have the ability to access as of the measurement date.
Level 2: Valuation is based upon significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be derived from or corroborated by observable market data by correlation or other means.
Level 3: Valuation is based upon significant unobservable inputs that reflect our own conclusions about the assumptions that market participants would use in pricing an asset or liability.
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
Available for Sale Debt Securities
Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. The Company does not currently have any Level 1 debt securities. If quoted prices are not available, fair values can be estimated using (1) quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. Included in the Company’s available for sale debt securities are corporate bonds which are classified as Level 2 assets. The valuation of these corporate bonds is determined using third-party quoted market prices of securities with similar characteristics.
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
Loans held for investment that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At June 30, 2025, these loans had an aggregate unpaid principal balance of $202.3 million and aggregate fair value of $175.1 million. At December 31, 2024, these loans had an aggregate unpaid principal balance of $203.0 million and aggregate fair value of $173.0 million.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
At June 30, 2025 and December 31, 2024, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in Net Gain on Sale of Loans on the Company’s Consolidated Statements of Income. At June 30, 2025, the Company transferred $40.3 million in unpaid principal balance of home equity (non AIO) loans from loans HFI to loans held for sale related to an agreement to sell those loans and recognized a positive fair value adjustment of $1.4 million, which is included in Net Gain on Sale of Loans on the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2025.
The table below shows the income statement impact for these fair value adjustments for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Loans	$1,359	$(1,115)	$4,277	$(726)
Loans held for sale	2,024	589	3,835	(192)
Loans reported at the fair value which were over 90 days past due amounted to $270,000 and $148,000 in unpaid principal balance with a fair values of $253,000 and $145,000 as of June 30, 2025 and December 31, 2024, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $11.2 million in unpaid principal balance and $8.8 million in fair value as of June 30, 2025. Non-accrual loans reported at fair value amounted to $10.3 million in unpaid principal balance and $8.3 million in fair value as of December 31, 2024.
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,329	$—	$—	$1,329
Available for sale debt securities	—	8,785	—	8,785
Mortgage banking assets:
Loans held for sale	—	331,199	—	331,199
Loans held for Investment	—	175,070	—	175,070
Interest rate lock commitments	—	—	4,312	4,312
Forward sales commitments	—	62	—	62
Mortgage servicing rights	—	—	16,388	16,388
Lender risk account	—	—	28,816	28,816
Financial Liabilities:
Interest rate lock commitments	—	—	—	—
Forward sales commitments	—	1,238	—	1,238

	Fair Value on a Recurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,305	$—	$—	$1,305
Available for sale debt securities	—	—	8,576	8,576
Mortgage banking assets:
Loans held for sale	—	217,073	—	217,073
Loans held for investment	—	172,960	—	172,960
Interest rate lock commitments	—	—	2,064	2,064
Forward sales commitments	—	1,332	—	1,332
Mortgage servicing rights	—	—	15,133	15,133
Lender risk account	—	—	28,436	28,436
Financial Liabilities:
Interest rate lock commitments	—	—	17	17
Forward sales commitments	—	131	—	131
The Company’s policy is to recognize transfers in and transfers out of Level 1, 2, and 3 fair value classifications as of the actual date of the event of change in circumstances that caused the transfer. On June 30, 2025, the Company transferred debt securities available for sale from Level 3 to Level 2 of the fair value hierarchy. As a result, debt securities totaling $8.8 million (based on fair value) were reclassified from Level 3 to Level 2 as of June 30, 2025. These securities were previously classified as Level 3, but were moved to Level 2 after further review. The move from Level 3 to Level 2 did not impact the fair value measurement, only the classification of input used to determine that fair value.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
Changes in mortgage servicing rights as well as the related weighted average unobservable inputs are included in Note 5.
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$8,594	$8,963	$8,576	$8,923
Unrealized	191	(931)	209	(891)
Transfer to Level 2	(8,785)	—	(8,785)	—
Balance at end of period	$—	$8,032	$—	$8,032
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,550	$3,693	$2,047	$2,948
Change in fair value	(238)	(92)	2,265	653
Balance at end of period	$4,312	$3,601	$4,312	$3,601
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	June 30,
	2025	2024
Pull-through rate	83.0%	85.1%

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$29,037	$29,381	$28,436	$31,694
Due to loan sales	325	577	724	788
Releases and claims paid to the Company	(1,043)	(2,479)	(1,670)	(4,800)
Change in fair value recognized in gain on sale of loans	497	460	1,326	257
End of period	$28,816	$27,939	$28,816	$27,939

Both observable and unobservable inputs may be used to determine the fair value of the lender risk account, which is classified as a Level 3 asset. As a result, the unrealized gains for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
June 30, 2025
Lender Risk Account	$28,816	Present value of	Credit losses	—% - 0.26%	0.11%
		cash flows	Prepayment rates	8.92%	8.92%
			Discount rates	5.29% - 6.77%	6.05%
December 31, 2024
Lender Risk Account	$28,436	Present value of	Credit losses	—% - 0.21%	0.08%
		cash flows	Prepayment rates	11.97%	11.97%
			Discount rates	5.86% - 6.70%	6.39%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually analyzed loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Individually analyzed loans	—	—	$7,237	$7,237
Other real estate owned	—	—	203	203

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31
Individually analyzed loans	—	—	$6,603	$6,603
Other real estate owned	—	—	1,651	1,651

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	June 30, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$415,659	$415,659
Equity securities	Level 1	1,329	1,329
Debt securities available for sale	Level 2	8,785	8,785
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	331,199	331,199
Loans, net	Level 2	5,484,431	5,428,581
Interest receivable	Level 2	23,769	23,769
Financial Liabilities:
Deposits	Level 2	4,474,071	4,476,326
Borrowings	Level 2	1,274,929	1,273,623
Subordinated debentures	Level 2	24,181	24,181
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	19,607	19,607

	December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$376,295	$376,295
Equity securities	Level 1	1,305	1,305
Debt securities available for sale	Level 3	8,576	8,576
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	217,073	217,073
Loans, net	Level 2	4,416,564	4,312,773
Interest receivable	Level 2	20,934	20,934
Financial Liabilities:
Deposits	Level 2	3,422,555	3,423,196
Borrowings	Level 2	1,258,750	1,232,310
Subordinated debentures	Level 2	38,933	38,933
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	8,114	8,114

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three and six months ended June 30, 2025 and no outstanding loan balances at June 30, 2025 or December 31, 2024.
Deposits from principal officers, directors, and their affiliates were $7.8 million at June 30, 2025 and $3.8 million at December 31, 2024.

Northpointe Bancshares, Inc.
Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share:
Net income	$20,344	$13,221	$37,592	$25,465
Preferred stock dividends	2,296	1,839	4,503	4,252
Net income available to common stockholders	$18,048	$11,382	$33,089	$21,213
Weighted average common shares	34,574,086	25,689,560	32,208,838	25,689,560
Basic earnings per common share	$0.52	$0.44	$1.03	$0.83
Dilutive earnings per common share:
Net income available to common stockholders	$18,048	$11,382	$33,089	$21,213
Weighted average common shares	34,574,086	25,689,560	32,208,838	25,689,560
Effect of dilutive shares	644,876	66,871	625,067	66,871
Weighted average dilutive common shares	35,218,962	25,756,431	32,833,905	25,756,431
Dilutive earnings per common share	$0.51	$0.44	$1.01	$0.82

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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Three Months Ended June 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$47,976	$45,117	$93,093	$51,158	$27,741	$78,899
Interest expense	(56,573)	—	(56,573)	(50,302)	—	(50,302)
Funds transfer pricing	30,020	(30,020)	—	18,969	(18,969)	—
Net interest income	21,423	15,097	36,520	19,825	8,772	28,597
Provision (benefit) for credit losses	414	169	583	206	92	298
Net income after provision	21,009	14,928	35,937	19,619	8,680	28,299
Noninterest income (1)	21,083	1,355	22,438	15,564	1,341	16,905
Salaries and employee benefits	(20,483)	(1,751)	(22,234)	(18,728)	(1,290)	(20,018)
Occupancy and equipment	(731)	(187)	(918)	(1,124)	(22)	(1,146)
Other noninterest expense (2)	(8,521)	(49)	(8,570)	(6,463)	(173)	(6,636)
Noninterest expense	(29,735)	(1,987)	(31,722)	(26,315)	(1,485)	(27,800)
Expense allocation (3)	1,321	(1,321)	—	851	(851)	—
Net income before taxes	13,678	12,975	26,653	9,719	7,685	17,404
Income tax expense	(3,238)	(3,071)	(6,309)	(2,364)	(1,819)	(4,183)
Net income before preferred dividends	$10,440	$9,904	$20,344	$7,355	$5,866	$13,221
Average balance sheet assets	$3,172,383	$2,558,877	$5,731,260	$3,707,743	$1,374,716	$5,082,459
Period end assets	$3,539,226	$2,891,668	$6,430,894	$3,719,424	$1,504,587	$5,224,011

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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

(Dollars in thousands)	As of or for the Six Months Ended June 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$95,438	$76,805	$172,243	$100,722	$50,758	$151,480
Interest expense	(105,334)	—	(105,334)	(95,692)	—	(95,692)
Funds transfer pricing	50,786	(50,786)	—	34,322	(34,322)	—
Net interest income	40,890	26,019	66,909	39,352	16,436	55,788
Provision (benefit) for credit losses	1,405	472	1,877	(228)	168	(60)
Net income after provision	39,485	25,547	65,032	39,580	16,268	55,848
Noninterest income (1)	42,816	2,496	45,312	31,265	2,285	33,550
Salaries and employee benefits	(39,413)	(3,264)	(42,677)	(35,530)	(2,509)	(38,039)
Occupancy and equipment	(1,851)	(39)	(1,890)	(2,398)	(44)	(2,442)
Other noninterest expense (2)	(16,196)	(331)	(16,527)	(15,033)	(271)	(15,304)
Noninterest expense	(57,460)	(3,634)	(61,094)	(52,961)	(2,824)	(55,785)
Expense allocation (3)	2,474	(2,474)	—	1,717	(1,717)	—
Net income before taxes	27,315	21,935	49,250	19,601	14,012	33,613
Income tax expense	(6,466)	(5,192)	(11,658)	(4,831)	(3,317)	(8,148)
Net income before preferred dividends	$20,849	$16,743	$37,592	$14,770	$10,695	$25,465
Average balance sheet assets	$3,552,020	$2,179,240	$5,731,260	$3,683,285	$1,249,486	$4,932,771
Period end assets	$3,539,226	$2,891,668	$6,430,894	$3,719,424	$1,504,587	$5,224,011

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

Northpointe Bancshares, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following section presents additional information and highlights significant changes in the financial condition of Northpointe Bancshares, Inc. (the “Company”) and our wholly owned subsidiary, Northpointe Bank (the “Bank”), from December 31, 2024 through June 30, 2025, and on our results of operations for the three and six months ended June 30, 2025 and 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

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

Business Overview
Headquartered in Grand Rapids, Michigan, we are a bank holding company that focuses on (1) providing a best-in-class platform for independent mortgage bankers nationwide to utilize as an alternative to traditional mortgage warehouse lending (we refer to this business as our Mortgage Purchase Program, or “MPP”) and (2) offering attractive products and services to our residential mortgage and digital banking retail customers. Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We have a total of 130 mortgage originators across 27 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 23 cities in 15 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
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

Northpointe Bancshares, Inc.

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

Recent Developments
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. Management is currently evaluating the potential impacts of the provisions of the OBBBA to the Company, however, based on information available to date, we do not anticipate the OBBBA will have a material impact on the Company’s consolidated financial position or results of operations, absent any further changes in law.

Highlights of the Second Quarter of 2025
•Net income available to common stockholders was $18.0 million for the three months ended June 30, 2025, an increase of $6.7 million, or 58.6%, from $11.4 million for the three months ended June 30, 2024.

Northpointe Bancshares, Inc.

•Earnings per diluted common share was $0.51 for the three months ended June 30, 2025, as compared to $0.44 for the three months ended June 30, 2024.
•Net interest income before provision for credit losses was $36.5 million for the three months ended June 30, 2025, an increase of $7.9 million from the three months ended June 30, 2024, reflecting strong growth in MPP and AIO loans and an 11 basis point increase in net interest margin.
•Noninterest income was $22.4 million for the three months ended June 30, 2025, an increase of $5.5 million from the three months ended June 30, 2024, driven primarily by higher gain on sale of loans and other noninterest income, partially offset by lower loan servicing fees.
•Noninterest expense was $31.7 million for the three months ended June 30, 2025, an increase of $3.9 million from the three months ended June 30, 2024, driven primarily by higher salaries and benefits, largely attributable to bonus and incentive compensation and mortgage-related variable compensation, partially offset by lower expenses across several other categories.
•Loans held for investment (“HFI”) portfolio was $5.50 billion at June 30, 2025, an increase of $1.07 billion from December 31, 2024, reflecting increases of $1.18 billion in MPP balances and $50.7 million in AIO loans over the period.
•MPP loans increased to 49.6% of total gross loans at June 30, 2025 from 36.8% at December 31, 2024, and residential mortgage loans decreased to 31.9% of total gross loans at June 30, 2025 from 41.9% at December 31, 2024.
•Liquidity remained stable, and total cash and cash equivalents increased to $415.7 million at June 30, 2025, as compared to $376.3 million at December 31, 2024.
•As of June 30, 2025, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2025 and 2024:

(Dollars in thousands)	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$5,462,596	$86,261	6.33%	$4,383,513	$70,731	6.49%
Securities, AFS(3)	9,916	157	6.35%	9,623	155	6.48%
Securities, FHLB Stock	69,574	1,553	8.95%	69,574	1,611	9.31%
Interest bearing deposits	463,199	5,122	4.44%	472,134	6,402	5.45%
Total earning assets	6,005,285	93,093	6.22%	4,934,844	78,899	6.43%
Noninterest earning assets(4)	105,120			147,615
Total assets	$6,110,405			$5,082,459
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$765,245	$8,394	4.40%	$387,865	$4,738	4.91%
Money market & savings	326,396	3,114	3.79%	453,745	5,180	4.59%
Time	2,903,158	32,074	4.43%	2,089,711	27,582	5.31%
Total interest-bearing deposits	3,994,799	43,582	4.37%	2,931,321	37,500	5.15%
Sub debt	29,166	678	9.32%	39,408	791	8.07%
Borrowings	1,249,314	12,313	3.95%	1,333,953	12,011	3.62%
Total interest-bearing liabilities	5,273,279	56,573	4.30%	4,304,682	50,302	4.70%
Noninterest-bearing liabilities
Noninterest-bearing deposits	195,275			276,646
Other noninterest-bearing liabilities	41,998			56,851
Total noninterest-bearing liabilities	237,273			333,497
Equity	599,853			444,280
	$6,110,405			$5,082,459
Net interest spread(5)			1.92%			1.73%
Net interest margin(6)		$36,520	2.44%		$28,597	2.33%
____________________
(1)Loan balance includes loans held for investment and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $30,000 and $62,000 for the three months ended June 30, 2025 and 2024, respectively, are included in interest income.
(3)Average yield based on carrying value and there are no tax-exempt securities in the portfolio.
(4)Noninterest earning assets includes the allowance for credit losses.
(5)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(6)Net interest margin is annualized net interest income divided by total average interest-earning assets.

Northpointe Bancshares, Inc.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2025 and 2024:

(Dollars in thousands)	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$5,069,698	$158,332	6.30%	$4,229,035	$135,627	6.45%
Securities, AFS(3)	9,913	312	6.35%	10,071	320	6.40%
Securities, FHLB Stock	69,574	3,181	9.22%	68,909	3,110	9.08%
Interest bearing deposits	475,123	10,418	4.42%	458,300	12,423	5.45%
Total earning assets	5,624,308	172,243	6.18%	4,766,315	151,480	6.39%
Noninterest earning assets(4)	106,952			166,456
Total assets	$5,731,260			$4,932,771
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$752,548	$16,385	4.39%	$400,240	$9,895	4.97%
Money market & savings	331,730	6,363	3.87%	406,861	8,957	4.43%
Time	2,580,565	57,145	4.47%	1,990,252	52,180	5.27%
Total interest-bearing deposits	3,664,843	79,893	4.40%	2,797,353	71,032	5.11%
Sub debt	29,154	1,564	10.82%	34,280	1,584	9.29%
Borrowings	1,229,809	23,877	3.92%	1,327,686	23,076	3.50%
Total interest-bearing liabilities	4,923,806	105,334	4.31%	4,159,319	95,692	4.63%
Noninterest-bearing liabilities
Noninterest-bearing deposits	203,177			266,471
Other noninterest-bearing liabilities	38,581			64,356
Total noninterest-bearing liabilities	241,758			330,827
Equity	565,696			442,625
	$5,731,260			$4,932,771
Net interest spread(5)			1.86%			1.76%
Net interest margin(6)		$66,909	2.40%		$55,788	2.35%
____________________
(1)Loan balance includes loans held for investment and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $70,000 and $134,000 for the six months ended June 30, 2025 and 2024, respectively, are included in interest income.
(3)Average yield based on carrying value and there are no tax-exempt securities in the portfolio.
(4)Noninterest earning assets includes the allowance for credit losses.
(5)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(6)Net interest margin is annualized net interest income divided by total average interest-earning assets.
For the three months ended June 30, 2025, net interest income was $36.5 million, an increase of $7.9 million, or 27.7%, from $28.6 million for the same period in 2024. This increase was driven primarily by a 21.7% increase in earning assets and an 11 basis point improvement in net interest margin.
For the six months ended June 30, 2025, net interest income increased to $66.9 million, an increase of $11.1 million, or 19.9%, from $55.8 million for the same period in 2024. This increase was driven primarily by an 18.0% increase in earning assets and a 5 basis point improvement in net interest margin.
The increase in average interest-earning assets in both the three and six month periods of 2025, as compared to the same periods in 2024, reflect the strong growth within the MPP and AIO portfolios, partially offset by the continued run-off from the remainder of the loans HFI portfolio.

Northpointe Bancshares, Inc.

Net interest margin was 2.44% for the three months ended June 30, 2025, an increase of 11 basis points from 2.33% for the three months ended June 30, 2024. Net interest margin was 2.40% for the six months ended June 30, 2025, an increase of 5 bps from 2.35% for the six months ended June 30, 2025.
The increase in net interest margin in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by a decrease in the average rate paid on interest-bearing liabilities, which was partially offset by a smaller decrease in the average yield earned on interest-earning assets, both attributable to decreases in the federal funds rate. The net interest margin also continued to benefit from an improvement in the mix of interest-earning assets, with virtually all of the growth in loans coming from MPP and AIO, both of which carry higher average yields than the rest of the loan portfolio.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2025 vs 2024			2025 vs 2024
	Variance Due To			Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$17,679	$(2,149)	$15,530	$26,448	$(3,743)	$22,705
Securities, AFS	5	(3)	2	(5)	(3)	(8)
Securities, FHLB Stock	—	(58)	(58)	26	45	71
Interest-bearing deposits	(120)	(1,160)	(1,280)	463	(2,468)	(2,005)
Total interest-earning assets	17,564	(3,370)	14,194	26,932	(6,169)	20,763
Interest-Bearing Liabilities
Deposits:
Transaction accounts	4,640	(984)	3,656	8,652	(2,162)	6,490
Money market & savings	(1,447)	(619)	(2,066)	(1,665)	(929)	(2,594)
Time	10,950	(6,458)	4,492	14,997	(10,032)	4,965
Total interest-bearing deposits	14,143	(8,061)	6,082	21,984	(13,123)	8,861
Sub debt	(201)	88	(113)	(306)	286	(20)
Borrowings	(858)	1,160	302	(1,572)	2,373	801
Total interest-bearing liabilities	13,084	(6,813)	6,271	20,106	(10,464)	9,642
Net interest income / margin	$4,480	$3,443	$7,923	$6,826	$4,295	$11,121

Provision for Credit Losses and Unfunded Commitments
The provision for credit losses represents a charge to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected future credit losses. The provision for credit losses is impacted by inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, recent historical and projected future economic conditions, loan growth, loan mix, the direction of the change in collateral values, and the level of actual net charge-offs incurred. Our provision for credit losses reflects risks in the loans HFI portfolio, which is comprised predominately of collateralized single-family mortgage loans, with very low historical loss experience. Our provision for credit losses reflects both our loans HFI portfolio and the unfunded commitments on that portfolio.
For the three months ended June 30, 2025, the total provision for credit losses was $583,000, as compared to $298,000 for the same period in 2024. The provision for credit losses related to loans was an expense of $548,000 for the three months ended

Northpointe Bancshares, Inc.

June 30, 2025, reflecting net charge-offs of $488,000 and an ending allowance for credit losses of $12.4 million. For the three months ended June 30, 2024, the provision for credit losses related to loans was an expense of $397,000, reflecting $742,000 in net charge-offs and an ending allowance for credit losses of $12.3 million. The increase in provision for credit losses for the three months ended June 30, 2025, as compared to the same period in 2024, was driven primarily by continued growth in the MPP portfolio, credit migration trends, and changes in the economic forecasts used in the credit models, partially offset by lower net charge-offs.
The provision for unfunded loan commitments was $35,000 for the three months ended June 30, 2025, as compared to a benefit of $99,000 for the three months ended June 30, 2024. The benefit in the 2024 period reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
For the six months ended June 30, 2025, the total provision for credit losses was $1.9 million, as compared to a benefit of $60,000 for the same period in 2024. The provision for credit losses related to loans was $1.9 million for the six months ended June 30, 2025, reflecting net charge-offs of $747,000 and an ending allowance for credit losses of $12.4 million. For the six months ended June 30, 2024, the provision for credit losses related to loans was $728,000, reflecting $733,000 in net charge-offs and an ending allowance for credit losses of $12.3 million. The increase in provision for credit losses for the six months ended June 30, 2025, as compared to the same period in 2024, reflects continued continued growth in the MPP portfolio, credit migration trends, and changes in the economic forecasts used in the credit models, partially offset by lower net charge-offs.
The provision for unfunded loan commitments was a benefit of $55,000 for the six months ended June 30, 2025, as compared to a benefit of $788,000 for the six months ended June 30, 2024. The benefits in both the periods reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
Noninterest Income
The following table presents the major components of our noninterest income for the three and six month periods ended June 30, 2025 and 2024:

(Dollars in thousands) Noninterest Income	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Service charges on deposits and other fees	$239	$516	$(277)	(53.7)%
Loan servicing fees	1,525	2,397	(872)	(36.4)%
MPP fees	1,355	1,341	14	1.0%
Net gain on sale of loans	19,351	13,714	5,637	41.1%
Other noninterest income	(32)	(1,063)	1,031	(97.0)%
	$22,438	$16,905	$5,533	32.7%

(Dollars in thousands) Noninterest Income	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Service charges on deposits and other fees	$419	$1,024	$(605)	(59.1)%
Loan servicing fees	2,520	6,259	(3,739)	(59.7)%
MPP fees	2,496	2,285	211	9.2%
Net gain on sale of loans	37,938	25,065	12,873	51.4%
Other noninterest income	1,939	(1,083)	3,022	(279.0)%
	$45,312	$33,550	$11,762	35.1%

For the three months ended June 30, 2025, noninterest income was $22.4 million, an increase of $5.5 million compared to the same period in 2024, driven primarily by higher net gains on sales of loans and other noninterest income, partially offset by lower loan servicing fees. For the six months ended June 30, 2025, noninterest income was $45.3 million, an increase of $11.8 million compared to the same period in 2024, driven primarily by higher net gains on sales of loans and other noninterest income, partially offset by lower loan servicing fees.

Northpointe Bancshares, Inc.

The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three and six month periods ended June 30, 2025 and 2024:

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Fees on servicing	$1,827	$3,312	$(1,485)	(44.8)%
Change in fair value of MSRs (1)	(302)	(915)	613	(67.0)%
	$1,525	$2,397	$(872)	(36.4)%

(1) - Includes change in fair value and paid in full MSRs.

(Dollars in thousands) Loan Servicing Fees	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Fees on servicing	$3,529	$8,981	$(5,452)	(60.7)%
Change in fair value of MSRs (1)	(1,009)	(2,722)	1,713	(62.9)%
	$2,520	$6,259	$(3,739)	(59.7)%

(1) - Includes change in fair value and paid in full MSRs.

For the three months ended June 30, 2025, loan servicing fees decreased by $872,000 compared to the same period in 2024. For the six months ended June 30, 2025, loan servicing fees decreased by $3.7 million compared to the same period in 2024. The decrease in loan servicing fees in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by lower revenues associated with a large bulk sale of serviced loans in the first quarter of 2024, as we made the strategic decision to scale back that part of our business. The decreases in each respective period was partially offset by an increase in the fair value of the MSR.

For the three months ended June 30, 2025, MPP fees increased by $14,000, as compared to the same period in 2024. For the six months ended June 30, 2025, MPP fees increased by $211,000 compared to the same period in 2024. The increase in MPP fees in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by an increase in overall volume of the MPP program.

Northpointe Bancshares, Inc.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Capitalized MSRs	$902	$1,608	$(706)	(43.9)%
Change in fair value of loans (1)	3,340	(658)	3,998	(607.6)%
Gain on sale of loans, net (2)	15,109	12,764	2,345	18.4%
	$19,351	$13,714	$5,637	41.1%
(1) - Includes the change in fair value of interest rate locks, loans held for sale, and held for investment.
(2) - Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of LRA.

(Dollars in thousands) Net Gain on Sale of Loans	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Capitalized MSRs	$1,968	$2,093	$(125)	(6.0)%
Change in fair value of loans (1)	8,018	(1,843)	9,861	(535.1)%
Gain on sale of loans, net (2)	27,952	24,815	3,137	12.6%
	$37,938	$25,065	$12,873	51.4%
(1) - Includes the change in fair value of interest rate locks, loans held for sale, and held for investment.
(2) - Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of LRA.
For the three months ended June 30, 2025, net gain on sale of loans increased by $5.6 million, as compared to the same period in 2024. This was driven primarily by an increase in the fair value of loans of $4.0 million, which included a $1.4 million increase related to an agreement entered into at the end of the second quarter of 2025 to sell $40.3 million in unpaid principal balance of home equity (non AIO) loans, along with higher gains on the sales of loans resulting from increased saleable mortgage volume over the same period.
For the six months ended June 30, 2025, gain on sale of loans increased by $12.9 million, as compared to the same period in 2024. This was driven primarily by an increase in the fair value of loans of $9.9 million, which was attributable to lower market interest rates, higher gains on sale of loans, and the $1.4 million increase in fair value from the home equity (non AIO) loan sale agreement.
For the three months ended June 30, 2025, other noninterest income increased by $1.0 million, as compared to the same period in 2024. Included in other noninterest income for the three month period ended June 30, 2024 was a loss of $1.1 million on the sale of MSRs. We did not have any such losses in the 2025 period. For the six months ended June 30, 2025, other noninterest income increased by $3.0 million compared to the same period in 2024. For the six months ended June 30, 2025, we recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances, and we did not have any such debt extinguishment gain or loss for the same period in 2024. Additionally, in the six months ended June 30, 2024 we recognized the loss of $1.1 million on the sale of MSRs. We had no such loss in the 2025 period.

Northpointe Bancshares, Inc.

Noninterest Expense
The following tables present the major components of our noninterest expense for the three and six month periods ended June 30, 2025 and 2024:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and employee benefits	22,234	20,018	$2,216	11.1%
Occupancy and equipment	918	1,146	(228)	(19.9)%
Data processing expense	2,155	2,341	(186)	(7.9)%
Professional fees	1,793	1,082	711	65.7%
Other taxes and insurance	1,190	1,482	(292)	(19.7)%
Other	3,432	1,731	1,701	98.3%
	$31,722	$27,800	$3,922	14.1%

(Dollars in thousands) Noninterest Expense	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and employee benefits	42,677	38,039	$4,638	12.2%
Occupancy and equipment	1,890	2,442	(552)	(22.6)%
Data processing expense	4,262	4,840	(578)	(11.9)%
Professional fees	3,021	2,201	820	37.3%
Other taxes and insurance	2,977	3,292	(315)	(9.6)%
Other	6,267	4,971	1,296	26.1%
	$61,094	$55,785	$5,309	9.5%
For the three months ended June 30, 2025, noninterest expense was $31.7 million, an increase of $3.9 million, compared to the same period in 2024. For the six months ended June 30, 2025, noninterest expense was $61.1 million, an increase of $5.3 million, compared to the same period in 2024. Salaries and employee benefits expense represent the largest component of our noninterest expense, which are broken out in the below tables for the three and six month periods ended June 30, 2025 and 2024:

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and other compensation	$8,737	$9,108	$(371)	(4.1)%
Salary deferral from loan origination	(991)	(1,159)	168	(14.5)%
Bonus and incentive compensation	3,564	2,260	1,304	57.7%
Mortgage production - variable compensation	7,730	6,621	1,109	16.7%
Employee benefits	3,194	3,188	6	0.2%
Total salaries and employee benefits	$22,234	$20,018	$2,216	11.1%

Northpointe Bancshares, Inc.

(Dollars in thousands) Salaries and Employee Benefits	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and other compensation	$17,343	$18,181	$(838)	(4.6)%
Salary deferral from loan origination	(1,959)	(2,137)	178	(8.3)%
Bonus and incentive compensation	7,206	3,958	3,248	82.1%
Mortgage production - variable compensation	13,788	12,487	1,301	10.4%
Employee benefits	6,299	5,550	749	13.5%
Total salaries and employee benefits	$42,677	$38,039	$4,638	12.2%
For the three months ended June 30, 2025, salaries and employee benefits increased by $2.2 million, as compared to the same period in 2024. Of this increase, $1.3 million was from higher bonus and incentive compensation expense, attributable to the improvement in financial performance and restricted stock expense, and an increase of $1.1 million in variable commission compensation associated with higher mortgage volume. Partially offsetting this was a decrease in base salaries and other compensation of $371,000 largely attributable to the Company’s strategic initiative to private label outsource its non-specialized mortgage servicing.
For the six months ended June 30, 2025, salaries and employee benefits increased by $4.6 million, as compared to the same period in 2024. Of this increase, $3.2 million was from higher bonus and incentive compensation expense, attributable to the improvement in financial performance and restricted stock expense, $1.3 million was from higher variable commission compensation associated with higher mortgage volume and $749,000 was from higher employee benefits expense. Partially offsetting this was a decrease in base salaries and other compensation of $838,000 largely attributable to the Company’s strategic initiative to private label outsource its non-specialized mortgage servicing.
For the three months ended June 30, 2025, occupancy and equipment expense decreased by $228,000, as compared to the same period in 2024. For the six months ended June 30, 2025, occupancy and equipment expense decreased by $552,000, as compared to the same period in 2024. The decrease in occupancy and equipment expense in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by lower building lease expense.
For the three months ended June 30, 2025, data processing fees decreased by $186,000, as compared to the same period in 2024. For the six months ended June 30, 2025, data processing fees decreased by $578,000, as compared to the same period in 2024. These decreases from 2024 are consistent with our outsourcing of mortgage servicing as much of our data processing costs are unit based so lower volume results in lower data processing costs.
For the three months ended June 30, 2025, professional fees increased by $711,000, as compared to same period in 2024, and increased by $820,000 for the six months ended June 30, 2025, as compared to the same period in 2024. The increase in professional fees in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by higher public company compliance costs.
For the three months ended June 30, 2025, other expenses increased by $1.7 million, as compared to the same period in 2024. For the six months ended June 30, 2025, other expenses increased by $1.3 million, as compared to the same period in 2024. Other expenses include several categories of expenses including sub-servicing expense, marketing, loan collection, credit reporting fees, loan repurchase reserve and other variable expenses tied to mortgage volume. The largest driver of the increase in other expenses in both the three and six month periods of 2025, as compared to the same periods in 2024, was from higher sub-servicer expenses resulting from the Company’s strategic initiative to private label outsource its non-specialized mortgage servicing. This incremental sub-servicer expense was more than offset by the savings in salaries and benefits expense achieved as a result of the strategic initiative. The remainder of the increase in other expenses in both the three and six month periods of 2025, as compared to the same periods in 2024, was driven primarily by lower levels of loan repurchase reserve net benefit, partially offset by lower expenses across a number of categories.

Northpointe Bancshares, Inc.

We had a loan repurchase reserve net benefit of $98,000 in the three months ended June 30, 2025 compared to a net benefit of $1.1 million for the same period in 2024. For the six months ended June 30, 2025, we had a loan repurchase reserve net benefit of $165,000 compared to a net benefit of $2.0 million for the same period in 2024.
Income Tax Expense
For the three months ended June 30, 2025, total income tax expense was $6.3 million, as compared to $4.2 million for the same period in 2024. For the six months ended June 30, 2025, total income tax expense was $11.7 million, as compared to $8.1 million for the same period in 2024. The effective tax rate was 23.67% for the both the three and six months ended June 30, 2025, as compared to 24.03% and 24.24%, respectively, for the same periods in 2024.
Preferred Stock Dividends
For the three months ended June 30, 2025, our preferred stock dividend expense was $2.3 million, as compared to $1.8 million for the same period in 2024. For the six months ended June 30, 2025, our preferred stock dividend expense was $4.5 million, as compared to $4.3 million for the same period in 2024. Preferred stock dividend expense for the three and six month periods ended June 30, 2025 include an additional special one-time dividend of $2.50 per share paid on June 30, 2025 on the Company’s 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Series A”), and the Company’s 7.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B”). This dividend was paid in connection with amendments made to the Company’s Series A and Series B preferred stock to extend the registration rights agreements deadlines to January 2, 2026 for Series A and to January 2, 2027 for Series B. Preferred stock dividend expense for the three and six month periods ended June 30, 2024 include a gain related to the repurchase of $5 million in preferred stock.
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

Northpointe Bancshares, Inc.

The following tables presents our reported segment results for the three and six month periods ended June 30, 2025 and 2024:

(Dollars in thousands)	As of or for the Three Months Ended June 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$47,976	$45,117	$93,093	$51,158	$27,741	$78,899
Interest expense	(56,573)	—	(56,573)	(50,302)	—	(50,302)
Funds transfer pricing	30,020	(30,020)	—	18,969	(18,969)	—
Net interest income	21,423	15,097	36,520	19,825	8,772	28,597
Provision (benefit) for credit losses	414	169	583	206	92	298
Net income after provision	21,009	14,928	35,937	19,619	8,680	28,299
Noninterest income (1)	21,083	1,355	22,438	15,564	1,341	16,905
Salaries and employee benefits	(20,483)	(1,751)	(22,234)	(18,728)	(1,290)	(20,018)
Occupancy and equipment	(731)	(187)	(918)	(1,124)	(22)	(1,146)
Other noninterest expense (2)	(8,521)	(49)	(8,570)	(6,463)	(173)	(6,636)
Noninterest expense	(29,735)	(1,987)	(31,722)	(26,315)	(1,485)	(27,800)
Expense allocation (3)	1,321	(1,321)	—	851	(851)	—
Net income before taxes	13,678	12,975	26,653	9,719	7,685	17,404
Income tax expense	(3,238)	(3,071)	(6,309)	(2,364)	(1,819)	(4,183)
Net income before preferred dividends	$10,440	$9,904	$20,344	$7,355	$5,866	$13,221
Average balance sheet assets	$3,172,383	$2,558,877	$5,731,260	$3,707,743	$1,374,716	$5,082,459
Period end assets	$3,539,226	$2,891,668	$6,430,894	$3,719,424	$1,504,587	$5,224,011
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

Northpointe Bancshares, Inc.

(Dollars in thousands)	As of or for the Six Months Ended June 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$95,438	$76,805	$172,243	$100,722	$50,758	$151,480
Interest expense	(105,334)	—	(105,334)	(95,692)	—	(95,692)
Funds transfer pricing	50,786	(50,786)	—	34,322	(34,322)	—
Net interest income	40,890	26,019	66,909	39,352	16,436	55,788
Provision (benefit) for credit losses	1,405	472	1,877	(228)	168	(60)
Net income after provision	39,485	25,547	65,032	39,580	16,268	55,848
Noninterest income (1)	42,816	2,496	45,312	31,265	2,285	33,550
Salaries and employee benefits	(39,413)	(3,264)	(42,677)	(35,530)	(2,509)	(38,039)
Occupancy and equipment	(1,851)	(39)	(1,890)	(2,398)	(44)	(2,442)
Other noninterest expense (2)	(16,196)	(331)	(16,527)	(15,033)	(271)	(15,304)
Noninterest expense	(57,460)	(3,634)	(61,094)	(52,961)	(2,824)	(55,785)
Expense allocation (3)	2,474	(2,474)	—	1,717	(1,717)	—
Net income before taxes	27,315	21,935	49,250	19,601	14,012	33,613
Income tax expense	(6,466)	(5,192)	(11,658)	(4,831)	(3,317)	(8,148)
Net income before preferred dividends	$20,849	$16,743	$37,592	$14,770	$10,695	$25,465
Average balance sheet assets	$3,552,020	$2,179,240	$5,731,260	$3,683,285	$1,249,486	$4,932,771
Period end assets	$3,539,226	$2,891,668	$6,430,894	$3,719,424	$1,504,587	$5,224,011
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

MPP
For the three months ended June 30, 2025, our MPP segment reported net income before preferred dividends of $9.9 million, an increase of $4.0 million, or 68.8%, over the $5.9 million reported for the same period in 2024. This increase was driven primarily by an 86.1% increase in average balances which drove higher net interest income and fees. For the six months ended June 30, 2025, our MPP segment reported net income before preferred dividends of $16.7 million, an increase of $6.0 million, or 56.5%, over the $10.7 million reported for the same period in 2024. This increase was driven primarily by a 74.4% increase in average balances which drove higher net interest income and fees. The increase in average balances in both periods reflects strong loan growth from new customer acquisition and market share gains.
Retail Banking
For the three months ended June 30, 2025, our Retail Banking segment reported net income before preferred dividends of $10.4 million, an increase of $3.1 million, or 41.9%, over the $7.4 million reported for the same period in 2024. For the six months ended June 30, 2025, our Retail Banking segment reported net income before preferred dividends of $20.8 million, an increase of $6.1 million, or 41.2%, over the $14.8 million reported for the same period in 2024. These increases were driven primarily by higher interest income and noninterest income, which outpaced the increase in noninterest expense. The increase in noninterest expense reflects higher variable mortgage commissions and higher professional fees and overhead associated with being a public company.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
BALANCE SHEET DATA
Total assets	$6,430,894	$5,224,011
Cash and cash equivalents	415,659	376,295
Equity and debt securities	10,114	9,881
FHLB stock	69,574	69,574
Loans and loans held for sale, net	5,815,630	4,633,637
Deposits	4,474,071	3,422,555
Borrowings	1,274,929	1,258,750
Subordinated debentures	29,181	43,933
Total equity capital	604,277	462,490

Total Assets
Total assets were $6.43 billion at June 30, 2025, as compared to $5.22 billion at December 31, 2024. This $1.21 billion increase in total assets was driven primarily by higher balances of net loans (particularly MPP loans) and loans held for sale, along with higher cash and cash equivalents.

Northpointe Bancshares, Inc.

Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$27,144	0.5%	$51,408	1.1%
All-in-One (AIO)(1)	662,829	11.4%	612,080	13.2%
Other consumer / home equity(1)	54,495	0.9%	97,258	2.1%
Residential mortgage(2)	1,859,814	31.9%	1,948,175	41.9%
Commercial	856	0.0%	8,013	0.2%
MPP	2,891,668	49.6%	1,710,820	36.8%
Total loans held for investment	5,496,806	94.3%	4,427,754	95.3%
Loans held for sale	331,199	5.7%	217,073	4.7%
Total gross loans (HFI and HFS)	$5,828,005	100.0%	$4,644,827	100.0%
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Our loan portfolio includes both loans held for investment and loans held for sale. Our loans held for investment portfolio comprises over 94% of our total gross loans.
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
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at June 30, 2025 are first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, home equity lines of credit, and commercial loans, which combined represented less than 2% of the overall loan portfolio as of June 30, 2025.
At June 30, 2025, our total loans net of allowance for credit losses including loans held for sale was $5.82 billion, as compared to $4.64 billion on December 31, 2024. This increase of $1.18 billion since year end 2024 was driven primarily by the strong growth in MPP and AIO balances, which increased by $1.18 billion and $50.7 million, respectively. Growing the MPP business remains one of our top strategic priorities, and reflects the strength of our scalable technology, long-standing strong relationships, as well as our ability to capitalize on recent market disruption within the business line. We also remain focused on prudently growing the portfolio of first-lien home equity lines, which includes AIO loans.
As of June 30, 2025, residential mortgage comprised 31.9% of our total loan portfolio compared to 49.6% for MPP and 11.4% for AIO loans. As of December 31, 2024, residential mortgage comprised 41.9% of our total loan portfolio compared to 36.8% for MPP and 13.2% for AIO loans. The reduction in residential mortgages reflects normal amortization and pay-offs, as we are not strategically growing this portfolio.

Northpointe Bancshares, Inc.

Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at June 30, 2025 and December 31, 2024:
Contractual Loan Maturities as of June 30, 2025

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$4,694	$—	$—	$—	$—	$—	$16,921	$5,529	$27,144
All-in-One (AIO)(1)	—	—	—	—	—	—	—	662,829	662,829
Other consumer / home equity(1)	—	—	—	—	70	85	1,510	52,830	54,495
Residential mortgage(2)	103	52	506	472	14,707	14,204	424,328	1,405,442	1,859,814
Commercial	219	234	329	—	74	—	—	—	856
MPP	—	2,891,668	—	—	—	—	—	—	2,891,668
Total loans held for investment:	5,016	2,891,954	835	472	14,851	14,289	442,759	2,126,630	5,496,806
Retail loans held for sale:	—	—	—	—	392	—	281,041	49,766	331,199
Total gross loans (HFI and HFS)	$5,016	$2,891,954	$835	$472	$15,243	$14,289	$723,800	$2,176,396	$5,828,005
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

Northpointe Bancshares, Inc.

As of June 30, 2025, 49.7% of our total loan portfolio had a contractual maturity of less than one year, up from 37.3% at December 31, 2024. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking client’s facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of June 30, 2025, 49.8% of total loans had contractual maturities of longer than 15 years, compared to 62.1% at December 31, 2024. For our two largest categories of long duration loans as of June 30, 2025, 76.4% of residential mortgage and 100% of our AIO Loans were floating rate.
Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans held for investment and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans(1):
Commercial	162	118
Construction	2,555	1,921
Land development	4,582	2,312
Home equity lines of credit	13,953	10,807
First lien mortgage	31,030	25,706
First lien mortgage wholly or partially guaranteed by the U.S Government	27,577	32,159
Junior lien mortgage	2,120	1,532
MPP	—	—
	81,979	74,555
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	—	—
Land development	354	—
Home equity lines of credit	351	200
First lien mortgage	2,481	3,823
First lien mortgage wholly or partially guaranteed by the U.S Government	974	346
Junior lien mortgage	752	30
MPP	—	—
	4,912	4,399
Total nonperforming loans	86,891	78,954
Other real estate owned	203	3,030
Total nonperforming assets	$87,094	$81,984
Nonaccrual loans to total loans	1.41%	1.61%
Nonperforming loans to total loans	1.49%	1.70%
Nonperforming assets to total assets	1.35%	1.57%
Allowance for credit losses to nonaccrual loans	15.10%	15.01%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.93%	0.91%
Nonperforming loans to total loans	1.01%	1.00%
Nonperforming assets to total assets	0.91%	0.95%
Allowance for credit losses to nonaccrual loans	22.75%	26.39%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).

Northpointe Bancshares, Inc.

At June 30, 2025, nonperforming assets were $87.1 million compared to $82.0 million at December 31, 2024. Nonperforming assets as a percent of total assets was 1.35% at June 30, 2025 compared to 1.57% at December 31, 2024.
A substantial portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans. Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets decreased to 0.91% at June 30, 2025, compared to 0.95% at December 31, 2024. At June 30, 2025, approximately 33% of our nonperforming loans have a form of government guarantee.
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

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Dollars	% of Total	Dollars	% of Total
Collectively allocated for impairment:
Commercial	$3	—%	$32	0.3%
Construction	382	3.1%	390	3.5%
Land development	1,085	8.8%	976	8.7%
Home equity lines of credit	2,301	18.6%	1,920	17.2%
First lien mortgage	4,788	38.7%	4,515	40.3%
Junior lien mortgage	1,968	15.9%	1,672	14.9%
MPP	1,157	9.3%	684	6.1%
	11,684	94.4%	10,189	91.1%
Individually allocated for impairment	689	5.6%	995	8.9%
Unallocated	2	—%	6	0.1%
	691	5.6%	1,001	8.9%
Total allowance for credit losses	$12,375	100.0%	$11,190	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2025		June 30, 2024
	Activity	% of Average Loans Held for Investment (1)	Activity	% of Average Loans Held for Investment (1)
Loans held for investment	$5,496,806		$4,410,096
Beginning allowance for credit losses	$12,315		$12,635
Net charge-offs (recoveries):
Commercial	(3)	-0.97%	(5)	-0.63%
Construction	—	0.00%	23	0.06%
Land development	—	0.00%	—	0.00%
Home equity lines of credit	229	0.12%	515	0.39%
First lien mortgage	262	0.06%	57	0.01%
Junior lien mortgage	—	0.00%	152	0.70%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	488		742
Provision for credit losses	548		397
Ending allowance for credit losses	$12,375		$12,290

Allowance for credit losses to loans held for investment	0.23%		0.28%
Net charge-offs (recoveries) to average loans	0.04%		0.07%

(1) Net charge-offs annualized for interim period.

Northpointe Bancshares, Inc.

(Dollars in thousands)	For the Six Months Ended
	June 30, 2025		June 30, 2024
	Activity	% of Average Loans Held for Investment (1)	Activity	% of Average Loans Held for Investment (1)
Loans held for investment	$5,496,806		$4,110,096
Beginning allowance for credit losses	$11,190		$12,295
Net charge-offs (recoveries):
Commercial	(7)	-0.33%	(19)	-0.89%
Construction	2	0.01%	62	0.08%
Land development	—	0.00%	(14)	-0.01%
Home equity lines of credit	269	0.07%	517	0.19%
First lien mortgage	433	0.05%	35	0.00%
Junior lien mortgage	50	0.13%	152	0.35%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	747		733
Provision for credit losses	1,932		728
Ending allowance for credit losses	$12,375		$12,290

Allowance for credit losses to loans held for investment	0.23%		0.28%
Net charge-offs (recoveries) to average loans	0.03%		0.03%

(1) Net charge-offs annualized for interim period.

The allowance for credit losses was 0.23% of total loans at June 30, 2025, as compared to 0.25% as of December 31, 2024. Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Our allowance for credit losses methodology is described in more detail in Notes 1 and 3 of the Notes to Consolidated Financial Statements.
Our allowance for credit losses, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.04% for the three months ended June 30, 2025 and 0.03% for the six months ended June 30, 2025, as compared to 0.07% and 0.03%, respectively, for the same periods in 2024.
Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold its liquidity in cash or cash equivalents. At June 30, 2025, debt securities totaled $8.8 million, or 0.14%, of total assets compared to $8.6 million, or 0.16%, at December 31, 2024. The increase in balance from year end 2024 was due to an increase in the fair value of the securities held.

Northpointe Bancshares, Inc.

The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$8,785	100.0%	$8,576	100.0%
Total available for sale securities	8,785	100.0%	8,576	100.0%
Total investment securities	$8,785	100.0%	$8,576	100.0%
The following table presents the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

June 30, 2025	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$9,000	6.56%	—	—	$9,000	6.56%
Total available for sale securities	—	—	—	—	9,000	6.56%	—	—	9,000	6.56%
Total investment securities	—	—	—	—	$9,000	6.56%	—	—	$9,000	6.56%
____________________
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
Deposits
Deposits are the primary source of funding for our business operations. At June 30, 2025, total deposits were $4.47 billion, as compared to $3.42 billion at December 31, 2024. This $1.05 billion increase in deposits since year end 2024 was driven primarily by higher brokered CDs, along with increases in the Company's diversified digital deposit banking platform including non-interest bearing demand, interest-bearing demand, retail CDs and rateboard CDs.

Northpointe Bancshares, Inc.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

(Dollars in thousands)	June 30, 2025			December 31, 2024
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$203,177	0.00%	5%	$250,135	0.00%	8%
Interest bearing demand	752,548	4.39%	19%	412,396	4.83%	12%
Savings & money market	331,730	3.87%	9%	380,131	4.39%	12%
Time	2,580,565	4.47%	67%	2,221,123	5.16%	68%
Total deposits	$3,868,020	4.17%	100%	$3,263,785	4.63%	100%
The following tables set forth the maturity of time deposits for the period ending indicated (dollars in thousands):

(dollars in thousands)
June 30, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,700,547	$—	$—	$87,330	$2,787,877
All other CDs	176,035	76,266	71,768	83,952	408,021
Total time deposits	$2,876,582	$76,266	$71,768	$171,282	$3,195,898

(dollars in thousands)
December 31, 2024	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$1,731,707	$—	$—	$87,330	$1,819,037
All other CDs	69,327	60,775	151,851	87,979	369,932
Total time deposits	$1,801,034	$60,775	$151,851	$175,309	$2,188,969
Total uninsured deposits were $342.5 million at June 30, 2025 and $309.9 million at December 31, 2024.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at June 30, 2025:

(Dollars in thousands)	June 30, 2025
3 months or less	$57,808
Over 3 through 6 months	20,281
Over 6 through 12 months	17,799
Over 12 months	9,986
Total:	$105,874
Borrowings
Another key source of funding for the Company are collateralized borrowings from the FHLB. At June 30, 2025, our total FHLB borrowings were $1.27 billion, as compared to $1.26 billion at December 31, 2024. At June 30, 2025, we had $1.30 billion in additional borrowing capacity at the FHLB. Early in the first quarter of 2025, we paid off $102.5 million in FHLB advances, recognizing a gain of $2.0 million. This extinguishment was funded through our receipt of new contractual interest bearing deposits with a similar duration, as part of our strategy to reduce the wholesale funding ratio. At June 30, 2025, we had $162.4 million in outstanding short-term borrowings and our line of credit with the FHLB. We had no such borrowings at December 31, 2024. We also make use of overnight borrowings when necessary, but did not have any overnight borrowings at either June 30, 2025 or December 31, 2024.

Northpointe Bancshares, Inc.

The following table is a summary of our outstanding FHLB advances for the periods indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Period ending balance	$1,274,929	$1,258,750
Average balance during period	1,221,142	1,300,488
Maximum outstanding at any month end	1,281,158	1,371,422
Weighted average rate paid	3.86%	3.82%
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At June 30, 2025, we had $25.0 million in outstanding subordinated debenture notes, which is detailed in the tables below and described further in Note 9 to the Condensed Consolidated Financial Statements included within this report.
At December 31, 2024, we had $40.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2018 and one in 2024. On January 1, 2025, we redeemed $15.0 million of these subordinated debentures.
At both June 30, 2025 and December 31, 2024, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on March 17, 2025.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of June 30, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.34% (3 mo SOFR + 2.79)%	September 17, 2025	March 17, 2034
		30,000
Unamortized issuance costs		(819)
		$29,181

Northpointe Bancshares, Inc.

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2024
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2028 (issued at Bank)	September 28, 2018	$15,000	8.718% (3 mo SOFR + 4.03)%	January 1, 2025	October 1, 2028
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.74% (3 mo SOFR + 2.79)%	March 17, 2025	March 17, 2034
		45,000
Unamortized issuance costs		(1,103)
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

Northpointe Bancshares, Inc.

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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At June 30, 2025, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of June 30, 2025
Total capital to RWA	$645,209	11.80%	$437,572	8.00%	N/A	N/A
Tier 1 capital to RWA	$609,936	11.15%	$328,179	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$506,203	9.25%	$246,135	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$609,936	9.98%	$244,436	4.00%	N/A	N/A
As of December 31, 2024
Total capital to RWA	$509,591	12.09%	$337,246	8.00%	N/A	N/A
Tier 1 capital to RWA	$469,977	11.15%	$252,935	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$469,977	8.77%	$214,421	4.00%	N/A	N/A
Northpointe Bank
As of June 30, 2025
Total capital to RWA	$620,386	11.34%	$437,566	8.00%	$546,958	10.00%
Tier 1 capital to RWA	$610,113	11.15%	$328,175	6.00%	$437,566	8.00%
Common Equity Tier 1 to RWA	$610,113	11.15%	$246,131	4.50%	$355,523	6.50%
Tier 1 capital to average assets (leverage)	$610,113	9.98%	$244,434	4.00%	$305,543	5.00%
As of December 31, 2024
Total capital to RWA	$502,996	11.93%	$337,246	8.00%	$421,553	10.00%
Tier 1 capital to RWA	$487,519	11.56%	$252,932	6.00%	$337,242	8.00%
Common Equity Tier 1 to RWA	$487,519	11.56%	$189,699	4.50%	$274,010	6.50%
Tier 1 capital to average assets (leverage)	$487,519	9.09%	$214,419	4.00%	$268,024	5.00%

At June 30, 2025, we had a total of $98.7 million of preferred stock outstanding, as compared to $103.6 million at December 31, 2024. On March 31, 2025, we redeemed 5,000 shares of our 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A for $4.9 million. In 2024, we redeemed an additional 13,000 shares of the Series A Preferred Stock for $11.6 million.
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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to fund loans held for investment	$3,657,280	$2,407,551
Unused Commitments	363,644	334,180

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
Interest rate risk is generally considered a significant market risk for financial institutions. The Bank’s Asset Liability Committee (“ALCO”) establishes broad policy limits with respect to interest rate risk. We have established a system for monitoring our net interest rate sensitivity positions. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the risk and policy limits. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints. However, it is important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.
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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at June 30, 2025 and December 31, 2024 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
June 30, 2025	-7.21%	-3.59%	3.94%	7.86%
December 31, 2024	-8.91%	-4.35%	5.24%	10.36%
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

Northpointe Bancshares, Inc.

increases to noninterest income we generate when industry residential loan originations are significantly higher, such as in 2020 and 2021. The results of the model are presented in the table below:

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
June 30, 2025	-0.22%	0.57%	-0.78%	-1.82%
December 31, 2024	2.13%	2.53%	-1.88%	-4.30%
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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

We made no unregistered sales of equity securities during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

The Company has no publicly announced repurchase plans or programs.

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2025:

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share

April 1 - April 30, 2025	$—	$—
May 1 - May 31, 2025	—	—
June 1 - June 30, 2025	—	—

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Northpointe Bancshares, Inc.

Item 5. Other Information
During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Northpointe Bancshares, Inc.

Item 6. Exhibits
List of Exhibits

Number	Description
3.1	Amended and Restated Articles of Incorporation. Previously filed with the Commission on February 7, 2025 in Northpointe Bancshares, Inc’s Form S-1, Exhibit 3.1. Here incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed with the Commission on February 7, 2025 in Northpointe Bancshares, Inc.’s Form S-1, Exhibit 3.2. Here incorporated by reference.
10.1	Employment Agreement with Amy M. Butler, Executive Vice President of National Sales of Northpointe Bank.
10.2	Employment Agreement with David J. Christel, President of the Northpointe Bank’s Mortgage Purchase Program business unit.
10.3	Employment Agreement with Kevin J. Comps, President of Northpointe Bancshares, Inc. and Northpointe Bank.
10.4	Employment Agreement with Brad T. Howes, Executive Vice President and Chief Financial Officer of Northpointe Bancshares, Inc. and Northpointe Bank.
10.5
First Amendment to Registration Rights Agreement, dated May 16, 2025, by and between Northpointe Bancshares, Inc. and the investors listed on the signature pages thereto. Previously filed with the Commission on May 22, 2025 on Form 8-K, Exhibit 10.1. Here incorporated by reference.

10.6
First Amendment to Registration Rights Agreement, dated May 21, 2025, by and between Northpointe Bancshares, Inc. and the investors listed on the signature pages thereto. Previously filed with the Commission on May 22, 2025 on Form 8-K, Exhibit 10.2. Here incorporated by reference.

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

Date: August 13, 2025