Form 10-Q
period 2025-09-30
NORTHPOINTE BANCSHARES INC
filed 2025-11-12
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 12, 2025, there were 34,364,659 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections regarding, among other things, the financial services industry, the economy, and Northpointe Bancshares, Inc. (“Northpointe” or the “Company”), the Company’s financial condition, results of operations, business plans and future performance.. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions.
Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact could be forward-looking statements, and all statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking.
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
•the impact of action or inaction by the federal government, including as a result of any prolonged government shutdown;
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

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
September 30, 2025 and December 31, 2024
(unaudited)
(Dollars in thousands)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$419,162	$376,295
Equity securities	1,342	1,305
Debt securities available for sale	4,752	8,576
Federal Home Loan Bank ("FHLB") stock	80,109	69,574
Loans held for sale, at fair value	259,835	217,073
Total loans held for investment (“HFI”) - ($179,391 and $172,960 at fair value at September 30, 2025 and December 31, 2024, respectively)	5,967,235	4,427,754
Allowance for credit losses	(12,250)	(11,190)
Net loans	5,954,985	4,416,564
Mortgage servicing rights	16,763	15,133
Intangible assets, net	1,660	2,099
Premises and equipment	27,658	27,292
Other assets	73,314	90,100
Total Assets	$6,839,580	$5,224,011
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$235,733	$208,938
Interest-bearing	4,533,904	3,213,617
Total deposits	4,769,637	3,422,555
Borrowings	1,369,034	1,258,750
Subordinated debentures	24,203	38,933
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	2,651	3,477
Other liabilities	45,530	32,806
Total Liabilities	6,216,055	4,761,521
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series A - 77,000 shares issued and outstanding at September 30, 2025 with a liquidation preference of $77,000 and 82,000 shares issued and outstanding at December 31, 2024 with a liquidation preference of $82,000

Series B - 25,000 shares issued and outstanding at September 30, 2025 and December 31, 2024 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,364,659 and 25,684,560 shares at September 30, 2025 and December 31, 2024, respectively
Additional paid in capital	276,885	166,847
Retained earnings	346,829	295,967
Accumulated other comprehensive loss	(189)	(324)
Total Stockholders' Equity	623,525	462,490
Total Liabilities and Stockholders' Equity	$6,839,580	$5,224,011
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2025 and 2024
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Loans - including fees	$94,044	$75,033	$252,376	$210,660
Investment securities - taxable	87	157	399	477
FHLB stock - taxable	1,605	1,641	4,786	4,751
Interest bearing deposits	6,100	6,520	16,518	18,943
Total interest income	101,836	83,351	274,079	234,831
Interest Expense
Deposits	48,169	40,937	128,061	111,968
Subordinated debentures	679	1,271	2,244	2,855
Borrowings	12,657	12,740	36,534	35,815
Total interest expense	61,505	54,948	166,839	150,638
Net interest income	40,331	28,403	107,240	84,193
Provision for credit losses	852	484	2,785	1,212
Provision (benefit) for unfunded commitments	(24)	(306)	(79)	(1,094)
Net interest income after provision (benefit) for credit losses and unfunded commitments	39,503	28,225	104,534	84,075
Noninterest income
Service charges on deposits and other fees	217	363	635	1,387
Loan servicing fees	1,117	(289)	3,637	5,970
Mortgage Purchase Program ("MPP") fees	1,457	1,538	3,952	3,823
Net gain on sale of loans	20,953	24,591	58,892	49,656
Other noninterest income	285	(445)	2,224	(1,527)
Total noninterest income	24,029	25,758	69,340	59,309
Noninterest expense
Salaries and employee benefits	24,336	20,779	67,012	58,817
Occupancy and equipment	811	1,014	2,701	3,456
Data processing expense	2,190	2,207	6,451	7,047
Professional fees	1,701	1,140	4,722	3,341
Other taxes and insurance	1,998	1,602	4,974	4,894
Other noninterest expense	3,322	2,628	9,590	7,599
Total noninterest expense	34,358	29,370	95,450	85,154
Income - before income taxes	29,174	24,613	78,424	58,230
Income tax expense	7,001	5,913	18,658	14,061
Net income	22,173	18,700	59,766	44,169
Preferred stock dividends	2,041	1,601	6,544	5,853
Net income available to common stockholders	$20,132	$17,099	$53,222	$38,316
Basic earnings per common share	$0.58	$0.67	$1.61	$1.49
Diluted earnings per share	$0.57	$0.66	$1.58	$1.49
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$22,173	$18,700	$59,766	$44,169
Other comprehensive income
Unrealized gains (losses):
Net change in unrealized gain (loss) on debt securities available for sale	(33)	375	177	554
Tax effect	(8)	89	42	135
Net change in unrealized gain (loss) on debt securities available for sale, net of tax	(25)	286	135	419
Less: reclassification adjustments:
Reclassifications for gains included in net income	—	—	—	83
Tax effect	—	—	—	20
Reclassifications for gains included in net income, net of tax	—	—	—	63
Total other comprehensive income (loss)	(25)	286	135	356
Comprehensive income	$22,148	$18,986	$59,901	$44,525
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - July 1, 2024	90,000	25,000	25,689,560	$175,206	$271,308	$(731)	$445,783
Net income, three months	—	—	—	—	18,700	—	18,700
Other comprehensive income	—	—	—	—	—	286	286
Dividends declared ($0.025 per share)	—	—	—	—	(642)	—	(642)
Preferred stock - repurchase	(8,000)	—	—	(7,744)	—	—	(7,744)
Preferred stock dividends	—	—	—	—	(1,601)	—	(1,601)
Balance - September 30, 2024	82,000	25,000	25,689,560	$167,462	$287,765	$(445)	$454,782

Balance - July 1, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277
Net income, three months	—	—	—	—	22,173	—	22,173
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Dividends declared ($0.025 per share)	—	—	—	—	(859)	—	(859)
Preferred stock dividends	—	—	—	—	(2,041)	—	(2,041)
Balance - September 30, 2025	77,000	25,000	34,364,659	$276,885	$346,829	$(189)	$623,525

Balance - January 1, 2024	95,000	25,000	25,689,560	$180,046	$251,375	$(801)	$430,620
Net income, nine months	—	—	—	—	44,169	—	44,169
Other comprehensive income	—	—	—	—	—	356	356
Dividends declared ($0.075 per share)	—	—	—	—	(1,926)	—	(1,926)
Preferred stock - repurchase	(13,000)	—	—	(12,584)	—	—	(12,584)
Preferred stock dividends	—	—	—	—	(5,853)	—	(5,853)
Balance - September 30, 2024	82,000	25,000	25,689,560	$167,462	$287,765	$(445)	$454,782

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income, nine months	—	—	—	—	59,766	—	59,766
Other comprehensive income	—	—	—	—	—	135	135
Dividends declared ($0.075 per share)	—	—	—	—	(2,360)	—	(2,360)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,150	—	—	114,150
Restricted stock units issued	—	—	49,560	714	—	—	714
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(6,544)	—	(6,544)
Balance - September 30, 2025	77,000	25,000	34,364,659	$276,885	$346,829	$(189)	$623,525

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$59,766	$44,169
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,891	2,149
Provision for credit losses	2,785	118
Provision (benefit) for unfunded commitments	(79)	—
Amortization of intangible asset	439	730
Amortization of debt issuance costs	270	422
Net gain on sale of loans	(58,892)	(49,656)
Proceeds from sales of loans held for sale	1,613,639	1,259,885
Origination of mortgage loans held for sale	(1,575,088)	(1,230,364)
Net (gain) loss on sales of other real estate	(170)	217
Net loss on disposal of premises and equipment	—	231
Net loss on sale of mortgage servicing rights	—	1,058
Net gain on sale of available for sale debt securities	—	(83)
Net gain on extinguishment of debt	(2,048)	—
Change in fair value of mortgage servicing rights ("MSR")	1,919	4,501
Deferred tax expense	(868)	(19,710)
Change in fair value of equity securities	(37)	(28)
Change in mortgage banking derivatives	143	(2,811)
Net change in:
Other assets	17,256	(4,021)
Other liabilities	11,626	3,443
Net cash and cash equivalents provided by operating activities	72,552	10,250
Cash Flows from Investing Activities
Purchase of FHLB stock	(10,535)	(2,087)
Proceeds from sale of available for sale debt securities	4,000	10,887
Purchase of available for sale debt securities	—	(4,000)
Proceeds from sale of mortgage servicing rights	—	80,845
Proceeds from sales of other real estate	3,321	214
Purchases of premises and equipment	(2,257)	(962)
Net increase in loans	(1,570,660)	(634,544)
Purchase of mortgage servicing rights	(296)	—
Contributions from lender risk account ("LRA")	(958)	(1,065)
Proceeds from LRA	2,152	5,509
Net cash and cash equivalents used in investing activities	(1,575,233)	(545,203)
Cash Flows from Financing Activities
Net change in deposits	1,347,082	606,320
Cash dividends paid on common stock	(2,360)	(1,926)
Subordinated debt call and repayment	(15,000)	(20,000)
Subordinated debt issuance, net of costs	—	24,107
Advances of FHLB borrowings	837,500	280,000
Repayment of FHLB borrowings	(846,702)	(246,250)
Net change in other borrowings	121,534	—
Issuance of common stock, net	114,150	—
Preferred stock dividend	(6,482)	(6,866)
Preferred stock repurchase	(4,902)	(11,571)
Restricted stock units issuance	714	—
Proceeds from exercised stock options	14	—
Net cash and cash equivalents provided by financing activities	1,545,548	623,814
Net increase in cash and cash equivalents	42,867	88,861
Cash and cash equivalents - beginning of year	376,295	351,890
Cash and cash equivalents - end of year	$419,162	$440,751
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2025 and 2024
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Supplemental cash flow information	2025	2024
Cash paid for:
Interest	$155,163	$149,477
Income taxes	20,762	30,550
Non-cash supplemental information:
Change in rebooked GNMA loans over 90 days	554	(22,656)
Loans transferred to other real estate	1,460	2,396
Loans transferred from loans held for sale to loans at fair value	12,268	172,184
Loans transferred from loans to loans held for sale at fair value	40,262	74,921

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of Northpointe Bancshares, Inc. and its wholly owned subsidiary, Northpointe Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accounts of the Company and its consolidated subsidiary are included in the consolidated financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

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
Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.4 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other liabilities on the consolidated balance sheet.
Initial Public Offering

On February 13, 2025, the Company completed an initial public offering of its common stock, resulting in the issuance of 8,621,539 new shares of common stock and proceeds of $114.2 million, net of offering expenses.

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
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans and or credit losses in the Company’s MPP business during the three and nine months ended September 30, 2025 or 2024.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At September 30, 2025 and December 31, 2024, the Bank had outstanding balances on these facilities of $38.9 million and $31.4 million, respectively.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Lender Risk Account
A Lender Risk Account (“LRA”) has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of September 30, 2025 and December 31, 2024, the Company had on deposit with the FHLB $55.0 million and $54.7 million, respectively, in these LRAs. Additionally, as of September 30, 2025 and December 31, 2024, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.4 million and $3.9 million, respectively. The Company carries the LRA asset at fair value in the Company’s Consolidated Balance Sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $30.1 million and $28.4 million at September 30, 2025 and December 31, 2024, respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at September 30, 2025 and December 31, 2024.

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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $25.6 million and $20.8 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other assets in the Consolidated Balance Sheets.
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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of September 30, 2025 and December 31, 2024, the Moody’s Baseline September 2025 and December 2024 U.S. Macroeconomic Outlook, respectively, were utilized.
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
Loans that do not share risk characteristics are evaluated on an individual basis and are not included in the collective evaluation. Factors considered by management in determining credit losses include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Credit losses are individually evaluated by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of September 30, 2025 or December 31, 2024.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at September 30, 2025 and December 31, 2024 were approximately $1.3 million and $3.0 million, respectively. The Company had real estate in the process of foreclosure totaling $10.2 million as of September 30, 2025 and $2.2 million as of December 31, 2024.

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
The ROU assets and lease liabilities were both $1.1 million at September 30, 2025 and were both $1.5 million at December 31, 2024. ROU assets are included in other assets and ROU lease liabilities are include in other liabilities in the Company’s Consolidated Balance Sheets.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvement to Income Tax Disclosures (Topic 740).” This ASU requires entities to disclose specific categories in the rate reconciliations and provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose the amount of income taxes paid, disaggregated by federal state and foreign taxes, the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5% of total income taxes paid. The ASU also requires that entities disclose income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements or related income tax footnotes.
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

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

September 30, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(248)	$4,752
Total	$5,000	$—	$(248)	$4,752

December 31, 2024	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(424)	$8,576
Total	$9,000	$—	$(424)	$8,576
As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses on debt securities available for sale.
Proceeds from the sale of debt securities available for sale were $4.0 million in the three and nine months ended September 30, 2025, resulting in no net gain. There were no sales of debt securities available for sale in the three months ended September 30, 2024. Proceeds from the sale of debt securities available for sale were $10.9 million in the nine months ended September 30, 2024, resulting in a net gain of $83,000.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

September 30, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,752	$(248)	$4,752	$(248)
Total	$—	$—	$4,752	$(248)	$4,752	$(248)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$8,576	$(424)	$8,576	$(424)
Total	$—	$—	$8,576	$(424)	$8,576	$(424)

Debt securities, at par value, have the following contractual maturities as of September 30, 2025 (dollars in thousands):

September 30, 2025
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$5,000	$—	$5,000
Total	$—	$—	$5,000	$—	$5,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	September 30, 2025	December 31, 2024
Residential	$2,583,886	$2,699,890
Commercial	10,581	8,013
MPP	3,364,886	1,710,820
Total loans	5,959,353	4,418,723
Less:
Allowance for credit losses	12,250	11,190
Net deferred loan (cost)/fees	(7,882)	(9,031)
Net loans	$5,954,985	$4,416,564
The residential portfolio includes $179.4 million and $173.0 million of loans measured at fair value on September 30, 2025 and December 31, 2024, respectively.
Activity in the allowance for credit losses for the three months ended September 30, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,213	$3	$1,157	$2	$12,375
Charge-offs	(978)	—	—	—	(978)
Recoveries	—	1	—	—	1
Provision (benefit)	642	22	189	(1)	852
Ending balance	$10,877	$26	$1,346	$1	$12,250
Activity in the allowance for loan losses for the three months ended September 30, 2024 is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,657	$5	$626	$2	$12,290
Charge-offs	(669)	—	—	—	(669)
Recoveries	10	105	—	—	115
Provision (benefit)	547	(106)	43	—	484
Ending balance	$11,545	$4	$669	$2	$12,220

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Activity in the allowance for credit losses for the nine months ended September 30, 2025 is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(1,786)	—	—	—	(1,786)
Recoveries	53	8	—	—	61
Provision (benefit)	2,142	(14)	662	(5)	2,785
Ending balance	$10,877	$26	$1,346	$1	$12,250

Activity in the allowance for loan losses for the nine months ended September 30, 2024 is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,742	$51	$458	$44	$12,295
Charge-offs	(1,857)	—	—	—	(1,857)
Recoveries	445	125	—	—	570
Provision (benefit)	1,215	(172)	211	(42)	1,212
Ending balance	$11,545	$4	$669	$2	$12,220

Activity in the allowance for unfunded commitments for three and nine months ended September 30, 2025 and 2024 is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$330	$806	$385	$1,594
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision (benefit)	(24)	(306)	(79)	(1,094)
Ending balance	$306	$500	$306	$500

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of September 30, 2025 (dollars in thousands):

	September 30, 2025
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$5,489	$1,316	$6,805	$511	$7,316
Home equity lines of credit	12,749	768	13,517	1	13,518
Closed end, first liens	34,876	9,836	44,712	4,322	49,034
Closed end, second liens	809	1,308	2,117	303	2,420
Commercial	157	—	157	—	157
Total	$54,080	$13,228	$67,308	$5,137	$72,445

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of December 31, 2024 (dollars in thousands):

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
The Bank has not recognized any material interest income on nonaccrual loans during the three and nine months ended September 30, 2025 or 2024.

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

The amortized cost of collateral dependent loans by class as of September 30, 2025 and December 31, 2024 was as follows (dollars in thousands):

	September 30, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$5,489	$—	$—
Home equity lines of credit	13,073	—	219
Closed end, first liens	47,541	—	92
Closed end, second liens	809	—	—
Commercial	157	$—	—
Total	$67,069	$—	$311

	December 31, 2024
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,066	$—	$4
Home equity lines of credit	9,748	—	40
Closed end, first liens	45,340	—	341
Closed end, second liens	469	—	114
Commercial	118	$—	—
Total	$58,741	$—	$499

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$2,956	$814	$5,985	$9,755	$150,703	$160,458
Home equity lines of credit	5,091	1,074	11,399	17,564	738,632	756,196
Closed end, first liens	23,372	8,845	33,587	65,804	1,355,662	1,421,466
Closed end, second liens	1,548	194	1,112	2,854	71,403	74,257
Commercial	58	—	157	215	10,366	10,581
MPP	—	—	—	—	3,364,886	3,364,886
Total	$33,025	$10,927	$52,240	$96,192	$5,691,652	$5,787,844

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$3,321	$847	$2,935	$7,103	$209,853	$216,956
Home equity lines of credit	4,161	1,826	8,639	14,626	696,541	711,167
Closed end, first liens	26,555	6,412	33,766	66,733	1,459,810	1,526,543
Closed end, second liens	716	667	435	1,818	79,478	81,296
Commercial	79	—	118	197	7,816	8,013
MPP	—	—	—	—	1,710,820	1,710,820
Total	$34,832	$9,752	$45,893	$90,477	$4,164,318	$4,254,795

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
During the three months ended September 30, 2025, there were four closed end, first lien loans, totaling $1.6 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the three months ended September 30, 2024, there were three closed end, first lien loans, totaling $378,000 and one home equity line of credit totaling $134,000 that were both experiencing financial difficulty and modified. These loans were a combination of term extension and interest rate reduction. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the three months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, there were $5.8 million in loans that were both experiencing financial difficulty and modified during the period: 18 closed end, first liens, for $5.5 million and one home equity line of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the nine months ended September 30, 2024, there were $3.0 million in loans that were both experiencing financial difficulty and modified during the period: 10 closed end, first lien loans for $2.8 million and one home equity line of credit for $134,000. These loans were a combination of term extension and interest rate reduction. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the nine months ended September 30, 2025 and 2024.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of September 30, 2025 based on year of origination (dollars in thousands):

	2025	2024	2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$2,473	$10,524	$37,758	$50,145	$34,431	$18,322		$—	$153,653
Nonperforming	—	148	1,657	3,371	1,331	298		—	6,805
Total	2,473	10,672	39,415	53,516	35,762	18,620		—	160,458
Gross charge-offs	—	—	—	—	—	22		—	22
Home equity lines of credit:
Performing	—	—	—	—	—	—		742,679	742,679
Nonperforming	—	—	—	—	—	—		13,517	13,517
Total	—	—	—	—	—	—		756,196	756,196
Gross charge-offs	—	2	228	301	21	—		—	552
First liens, closed end loans:
Performing	2,367	31,548	82,519	1,011,492	142,964	105,864		—	1,376,754
Nonperforming	321	2,758	5,802	29,433	2,905	3,493		—	44,712
Total	2,688	34,306	88,321	1,040,925	145,869	109,357		—	1,421,466
Gross charge-offs	—	12	42	915	—	12		—	981
Second liens, closed end loans:
Performing	2,653	4,689	12,228	30,398	7,950	14,222		—	72,140
Nonperforming	—	—	867	757	172	321		—	2,117
Total	2,653	4,689	13,095	31,155	8,122	14,543		—	74,257
Gross charge-offs	—	—	114	4	113	—		—	231
Commercial: Risk Rating
Pass	—	—	—	—	—	363		10,000	10,363
Special mention	—	—	—	—	—	61		—	61
Substandard	—	—	—	—	—	157		—	157
Total	—	—	—	—	—	581	581	10,000	10,581
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		3,364,886	3,364,886
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		3,364,886	3,364,886
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$7,814	$49,667	$140,831	$1,125,596	$189,753	$143,101		$4,131,082	$5,787,844
Grand total gross charge-offs	$—	$14	$384	$1,220	$134	$34		$—	$1,786
There were no revolving loans converted to term loans during the nine months ended September 30, 2025.

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

The following table reflects amortized cost basis of loans and full year charge-offs as of December 31, 2024 (excluding those loans carried at fair value) based on year of origination (dollars in thousands):

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

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	September 30, 2025	December 31, 2024
Land	$6,406	$6,325
Leasehold improvements	154	163
Buildings and building improvements	26,130	24,673
Furniture, fixtures, and equipment	10,757	10,414
Construction in progress	353	—
Total cost	43,800	41,575
Accumulated depreciation	(16,142)	(14,283)
Net	$27,658	$27,292
Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $615,000 and $697,000, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $1.9 million and $2.1 million, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of September 30, 2025 are as follows (dollars in thousands):

2025	$216
2026	658
2027	288
2028	106
2029	80
Total undiscounted lease payments	1,348
Less discount to net present value	(276)
Total operating lease liabilities	$1,072
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 3.73% and weighted average remaining life was 2.41 years at September 30, 2025.
The leases contain options to extend for periods from 3 years to 7 years. The cost of such rentals is not included above. Total rent expense for the three months ended September 30, 2025 and 2024 amounted to $313,000 and $352,000, respectively. Total rent expense for the nine months ended September 30, 2025 and 2024 amounted to $947,000 and $1.4 million, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $390,000 and $283,000 for the three months ended September 30, 2025 and 2024, respectively and $970,000 and $852,000 for the nine months ended September 30, 2025 and 2024, respectively.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net (continued)
Future income from non-cancelable lease agreements in effect at September 30, 2025 is as follows (dollars in thousands):

2025	$512
2026	1,802
2027	1,744
2028	1,324
2029	987
Thereafter	2,030
Total	$8,399
Note 5 — Mortgage Servicing Rights
The right to service loans for others is recognized as a mortgage servicing right (“MSR”) on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others were approximately $1.8 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively. In addition, approximately $2.8 billion and $3.0 billion at September 30, 2025 and December 31, 2024, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s Consolidated Statements of Income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual servicing fees	$2,013	$1,524	$5,512	$10,146
Late fees	14	50	41	371
Other fees	—	10	3	47
Change in fair value of MSRs and paid in full	$(910)	$(1,873)	$(1,919)	$(4,594)
Total	$1,117	$(289)	$3,637	$5,970

At September 30, 2025 the fair value of MSRs was determined using discount rates between 9.5% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 11.5%. At December 31, 2024 the fair value of mortgage servicing rights was determined using discount rates between 10.0% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 9.7%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance – Beginning of period	$16,388	$12,870	$15,133	$95,339
Additions	1,285	674	3,253	2,829
Paid in full loans	(238)	(175)	(539)	(1,566)
Change in fair value	(672)	(1,698)	(1,380)	(3,028)
Proceeds from sale	—	—	—	(80,845)
Bulk purchases	—	—	296	—
Loss on sale	—	—	—	(1,058)
Balance – End of period	$16,763	$11,671	$16,763	$11,671

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights (continued)
The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	September 30, 2025			December 31, 2024
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	10.1%	$16,133	$15,547	10.6%	$14,493	$13,904
Constant prepayment rate	11.5%	16,090	15,433	9.7%	14,606	14,117
Cost to service (per loan)	$75	16,532	16,301	$75	14,947	14,761
Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $140.1 million and $110.6 million at September 30, 2025 and December 31, 2024, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	September 30, 2025	December 31, 2024
Interest rate-lock commitments	$3,528	$2,047
Forward commitments	(423)	(1,201)
The following tables provide details on the Company’s derivative financial instruments at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$223,717	$3,545	$17
Forward commitments	338,848	331	755
Total	$562,565	$3,876	$772

	December 31, 2024
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$90,500	$2,064	$17
Forward commitments	202,441	1,332	131
Total	$292,941	$3,396	$148
As of September 30, 2025, the counterparty collateral asset balance was $42,000 and was included in other assets in the consolidated balance sheets. There was no counterparty collateral asset balance as of December 31, 2024. As of September 30, 2025, there was no counterparty collateral liability balance. As of December 31, 2024, the counterparty collateral liability balance was $43,000, and was included in other liabilities in the consolidated balance sheets.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	September 30, 2025	December 31, 2024
Noninterest-bearing deposits	$235,733	$208,938
Interest-bearing demand deposits	1,056,372	690,340
Savings and money market accounts	321,077	334,308
Time:
Under $250,000	3,086,976	2,047,754
$250,000 and over	69,479	141,215
Total	$4,769,637	$3,422,555
Brokered time deposits totaled $2.78 billion and $1.82 billion at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

2025	$2,790,169
2026	265,341
2027	27,105
2028	47,416
2029	26,020
Thereafter	404
Total	$3,156,455
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At September 30, 2025, the Bank had 33 advances totaling $1.2 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between one month and 8.4 years. The weighted average rate was 3.97% at September 30, 2025. At December 31, 2024, the Bank had 34 advances totaling $1.3 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between four months and 9.2 years. The weighted average rate was 3.83% at December 31, 2024.
These advances are collateralized by approximately $4.0 billion and $3.2 billion of mortgage loans (including MPP facilities) and loans held for sale as of September 30, 2025 and December 31, 2024, respectively, under an agreement which calls for specific identification of pledged loans. Included in the above, advances totaling $10.0 million as of September 30, 2025 and December 31, 2024 were putable advances.
At September 30, 2025, the scheduled maturities of the advances are as follows (dollars in thousands):

2025	$185,000
2026	60,000
2027	325,000
2028	50,000
2029	227,500
Thereafter	400,000
Total	$1,247,500
In January 2025, the Bank executed an extinguishment of $102.5 million in FHLB advances, recognizing a $2.0 million gain on extinguishment as part of the Company's strategy to reduce its wholesale funding ratio.

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)
The Company also utilizes lines of credit and overnight instruments for its short-term borrowing needs. That includes a line of credit included under the collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB and the line of credit matures on May 12, 2026. The Bank had $46.5 million and no outstanding borrowings on the line of credit at September 30, 2025 and December 31, 2024, respectively. Overnight borrowing lines had a balance of $75.0 million at September 30, 2025 and no balance at December 31, 2024.

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
As of September 30, 2025, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
Total	25,000
Less unamortized deferred costs	797
Total maturities, net unamortized deferred costs	$24,203

Note 10 — Issuance of Preferred Stock
On December 30, 2021, the Company issued $25.0 million of 7.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), no par value, with a liquidation preference of $1,000 per share. When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual initial coupon rate of 7.25%, payable quarterly, in arrears. After the fixed rate period, which ends December 30, 2026, dividends, if declared, are payable at a variable rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 7.00%, reset and payable quarterly, in arrears.

On December 29, 2020, the Company issued $95.0 million of 8.25% Fixed-to-Floating Rate Non- Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual initial coupon rate of 8.25%, payable quarterly, in arrears. After the fixed rate period, which ends December 30, 2025, dividends, if declared, are payable at a variable rate equal to the three-month SOFR plus 7.99%, reset and payable quarterly, in arrears. The cash raised by the Company through these issuances of preferred stock was used as a source of capital for the Bank’s organic growth, and general corporate matters. During 2024, the Company redeemed 13,000 shares of the Series A Preferred Stock for $11.6 million. On March 31, 2025, the Company redeemed an additional 5,000 shares of the Series A Preferred Stock for $4.9 million.

Preferred stock dividend expense for the three and nine month periods ended September 30, 2025 include a non-recurring special dividend of $2.50 per share, paid on June 30, 2025 on the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. This special dividend was paid in connection with amendments made to the Company’s Series A Preferred Stock on May 16, 2025 and to the Series B Preferred Stock on May 21, 2025 to extend the registration rights agreements deadlines to January 2, 2026 for the Series A Preferred Stock and to January 2, 2027 for the Series B Preferred Stock.

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
At September 30, 2025 and December 31, 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	September 30, 2025	December 31, 2024
Commitments to grant loans	$4,223,220	$2,407,551
Unfunded commitments under lines of credit	353,948	334,180
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $306,000 as of September 30, 2025 and $385,000 as of December 31, 2024.
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

Northpointe Bancshares, Inc.
Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which contains an employee stock ownership plan (“ESOP”) investment option. The 401(k) Plan is available to all employees, on the 1st of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $332,000 and $126,000 for the three months ended September 30, 2025 and 2024, respectively, and were $1.0 million and $476,000 for the nine months ended September 30, 2025 and 2024, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
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
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at September 30, 2025. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.8 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and were $4.4 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $336,000 and $390,000 at September 30, 2025 and December 31, 2024, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. The stock option plan and stock appreciation rights plan are both legacy plans which the Company does not intend to issue any new shares under after 2024.
The Company has a stock option plan for its non-employee directors, executive officers and certain employees under which options may be granted at not less than the fair value of the underlying stock on the date of the grant. These options are subject to a vesting schedule under which one-third vests at each anniversary date of the grant. Under the stock option plan, the Company may grant options to its directors for up to 500,000 shares of common stock and up to 1,000,000 shares of common stock to its executive officers and certain employees. No stock option expense was recorded for the three or nine months ended September 30, 2025 and 2024.
All options granted expire within 10 years of the date of grant, subject to certain cancellation provisions related to an individual’s affiliation with the Company.
The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three or nine months ended September 30, 2025 or 2024.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
A summary of option activity under the Plan for the nine months ended September 30, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2024	19,000	$2.00	0.6
Granted	—	—
Exercised	(9,000)	(1.50)
Forfeited or expired	—	—
Outstanding at September 30, 2025	10,000	$2.45	0.3
Vested at September 30, 2025	10,000	$2.45	0.3
The total intrinsic value of the options exercised during the three and nine months ended September 30, 2025 was approximately $0 and $116,000. No options were exercised in the three or nine months ended September 30, 2024. The total intrinsic value of the options outstanding at September 30, 2025 and December 31, 2024 was approximately $146,000 and $236,000, respectively.
As of September 30, 2025 and 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.
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
A summary of stock appreciation right awards for the nine months ended September 30, 2025 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2025	545,000	$11.00
Granted	—	—
Exercised	(135,000)	8.45
Forfeited or expired	(20,000)	11.73
Outstanding at September 30, 2025	390,000	$11.85

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

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)
A summary of changes in the Company’s nonvested restricted stock awards for the nine months ended September 30, 2025 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2025	849,530	$14.40	$14,510
Granted	164,000	13.50	2,801
Vested	(49,560)	14.40	(846)
Forfeited	—	—	—
Outstanding at September 30, 2025	963,970	$14.25	$16,465

Compensation cost related to restricted stock awards totaled $1.1 million for the three months ended September 30, 2025 and no expense for the three months ended September 30, 2024. Compensation cost related to restricted stock awards totaled $3.4 million for the nine months ended September 30, 2025 and no expense for the nine months ended September 30, 2024

As of September 30, 2025, there was $10.9 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. Restricted stock awards totaling 49,560 shares vested during the three and nine months ended September 30, 2025. The intrinsic value of restricted stock awards vested totaled $0 and $846,000 in the three and nine months ended September 30, 2025, respectively. There was no vesting of restricted stock awards during the three and nine months ended September 30, 2024.

Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax expense	$7,483	$7,266	$19,526	$33,771
Deferred tax expense	(482)	(1,353)	(868)	(19,710)
Total income tax expense	$7,001	$5,913	$18,658	$14,061

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)
A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the periods indicated (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at federal statutory rate of pretax income	$6,127	21.00%	$5,169	21.00%
State and local income taxes	848	2.91%	738	3.00%
Effect of nontaxable income and nondeductible expenses	20	0.07%	6	0.02%
Other	6	0.02%	—	—%
Total income tax expense	$7,001	24.00%	$5,913	24.02%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$16,469	21.00%	$12,228	21.00%
State and local income taxes	1,994	2.54%	1,749	3.00%
Effect of nontaxable income and nondeductible expenses	59	0.08%	62	0.11%
Other	136	0.17%	22	0.04%
Total income tax expense	$18,658	23.79%	$14,061	24.15%

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	September 30, 2025	December 31, 2024
Allowance for credit losses	$2,899	$2,649
Accrued expenses and other reserve accounts	1,942	1,762
Nonaccrual loan interest	722	957
Stock compensation	885	379
Unrealized loss on debt securities available for sale	41	82
Other deferred tax assets	67	211
Total deferred tax assets	6,556	6,040
Mortgage servicing rights	3,876	3,558
Fixed assets	2,840	3,135
Goodwill and intangibles	492	581
Deferred loan costs/fees	1,866	2,138
Other deferred tax liabilities	133	106
Total deferred tax liabilities	9,207	9,518
Net deferred tax liability	$(2,651)	$(3,478)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at September 30, 2025 or December 31, 2024.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022, and state and local income tax examinations by tax authorities for years before 2022. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the three and nine month periods ended September 30, 2025. The Company does not expect these changest to have a material impact on future periods.

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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at September 30, 2025 and December 31, 2024. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of September 30, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$525,588	8.96%	$264,092	4.50%	N/A	N/A
Northpointe Bank	643,467	10.96%	264,085	4.50%	$381,456	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	629,321	10.72%	352,122	6.00%	N/A	N/A
Northpointe Bank	643,467	10.96%	352,113	6.00%	469,485	8.00%
Total Capital (to risk weighted assets)
Consolidated	664,445	11.32%	469,496	8.00%	N/A	N/A
Northpointe Bank	653,591	11.14%	469,485	8.00%	586,856	10.00%
Tier 1 capital (to average assets)
Consolidated	629,321	9.57%	263,019	4.00%	N/A	N/A
Northpointe Bank	643,467	9.79%	263,016	4.00%	328,770	5.00%

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2024 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Northpointe Bank	487,519	11.56%	189,699	4.50%	274,010	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	469,977	11.15%	252,935	6.00%	N/A	N/A
Northpointe Bank	487,519	11.56%	252,932	6.00%	337,242	8.00%
Total Capital (to risk weighted assets)
Consolidated	509,591	12.09%	337,246	8.00%	N/A	N/A
Northpointe Bank	502,996	11.93%	337,242	8.00%	421,553	10.00%
Tier 1 capital (to average assets)
Consolidated	469,977	8.77%	214,421	4.00%	N/A	N/A
Northpointe Bank	487,519	9.09%	214,419	4.00%	268,024	5.00%

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
Loans
Certain loans held for sale and HFI are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those loans originated for which the Company has entered into certain derivative financial instruments as part of its mortgage banking and related risk management activities. These instruments include interest rate lock commitments and mandatory forward commitments to sell these loans to investors known as forward mortgage-backed securities trades. This election allows for a more effective offset of the changes in fair values of the assets and the mortgage related derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. Mortgage loans held for sale, for which the fair value option was elected, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. For mortgage loans held for sale for which the fair value option was elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. The Company has no continuing involvement in any residential mortgage loans sold.
Loans HFI that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At September 30, 2025, these loans had an aggregate unpaid principal balance of $204.5 million and aggregate fair value of $179.4 million. At December 31, 2024, these loans had an aggregate unpaid principal balance of $203.0 million and aggregate fair value of $173.0 million.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
At September 30, 2025 and December 31, 2024, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in Net Gain on Sale of Loans on the Company’s Consolidated Statements of Income.
The table below shows the income statement impact for these fair value adjustments for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Loans	$687	$15,982	$4,964	$15,256
Loans held for sale	44	5,145	3,878	4,953
Loans reported at fair value which were over 90 days past due amounted to $772,000 and $148,000 in unpaid principal balance with a fair values of $749,000 and $145,000 as of September 30, 2025 and December 31, 2024, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $9.9 million in unpaid principal balance and $8.0 million in fair value as of September 30, 2025. Non-accrual loans reported at fair value amounted to $10.3 million in unpaid principal balance and $8.3 million in fair value as of December 31, 2024.
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,342	$—	$—	$1,342
Available for sale debt securities	—	4,752	—	4,752
Mortgage banking assets:
Loans held for sale	—	259,835	—	259,835
Loans held for investment	—	179,391	—	179,391
Interest rate lock commitments	—	—	3,545	3,545
Forward sales commitments	—	331	—	331
Mortgage servicing rights	—	—	16,763	16,763
Lender risk account	—	—	30,115	30,115
Financial Liabilities:
Interest rate lock commitments	—	—	17	17
Forward sales commitments	—	755	—	755

	Fair Value on a Recurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,305	$—	$—	$1,305
Available for sale debt securities	—	—	8,576	8,576
Mortgage banking assets:
Loans held for sale	—	217,073	—	217,073
Loans held for investment	—	172,960	—	172,960
Interest rate lock commitments	—	—	2,064	2,064
Forward sales commitments	—	1,332	—	1,332
Mortgage servicing rights	—	—	15,133	15,133
Lender risk account	—	—	28,436	28,436
Financial Liabilities:
Interest rate lock commitments	—	—	17	17
Forward sales commitments	—	131	—	131
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
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$8,032	$8,576	$8,923
Purchases	—	—	—	4,000
Sales	—	—	—	(5,000)
Realized	—	—	—	(83)
Unrealized	—	379	209	571
Transfer to Level 2	—	—	(8,785)	—
Balance at end of period	$—	$8,411	$—	$8,411
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$4,312	$3,601	$2,047	$2,948
Change in fair value	(784)	523	1,481	1,176
Balance at end of period	$3,528	$4,124	$3,528	$4,124
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	September 30,
	2025	2024
Pull-through rate	83.1%	83.2%

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$28,816	$27,939	$28,436	$31,694
Due to loan sales	233	276	957	1,064
Releases and claims paid to the Company	(482)	(709)	(2,152)	(5,509)
Change in fair value recognized in gain on sale of loans	1,548	1,905	2,874	2,162
End of period	$30,115	$29,411	$30,115	$29,411

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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
September 30, 2025
Lender Risk Account	$30,115	Present value of	Credit losses	—% - 0.10%	0.05%
		cash flows	Prepayment rates	9.43%	9.43%
			Discount rates	5.23% - 6.69%	6.19%
December 31, 2024
Lender Risk Account	$28,436	Present value of	Credit losses	—% - 0.21%	0.08%
		cash flows	Prepayment rates	11.97%	11.97%
			Discount rates	5.86% - 6.70%	6.39%
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These assets include individually evaluated loans and other real estate which are periodically reviewed for impairment and measured at fair value if the fair value of the asset is below the recorded book value. The Company has estimated the fair values of these assets based primarily on Level 3 inputs as described above.
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually evaluated loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
Individually evaluated loans	—	—	$4,075	$4,075
Other real estate owned	—	—	203	203

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Individually evaluated loans	—	—	$6,603	$6,603
Other real estate owned	—	—	1,651	1,651

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	September 30, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$419,162	$419,162
Equity securities	Level 1	1,342	1,342
Debt securities available for sale	Level 2	4,752	4,752
FHLB stock	Level 2	80,109	80,109
Loans held for sale	Level 2	259,835	259,835
Loans, net	Level 2	5,954,985	5,915,542
Interest receivable	Level 2	25,613	25,613
Financial Liabilities:
Deposits	Level 2	4,769,637	4,753,486
Borrowings	Level 2	1,369,034	1,371,214
Subordinated debentures	Level 2	24,203	24,203
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,773	16,773

	December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$376,295	$376,295
Equity securities	Level 1	1,305	1,305
Debt securities available for sale	Level 3	8,576	8,576
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	217,073	217,073
Loans, net	Level 2	4,416,564	4,312,773
Interest receivable	Level 2	20,934	20,934
Financial Liabilities:
Deposits	Level 2	3,422,555	3,423,196
Borrowings	Level 2	1,258,750	1,232,310
Subordinated debentures	Level 2	38,933	38,933
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	8,114	8,114

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three and nine months ended September 30, 2025 and no outstanding loan balances at September 30, 2025 or December 31, 2024.
Deposits from principal officers, directors, and their affiliates were $10.3 million at September 30, 2025 and $3.8 million at December 31, 2024.

Northpointe Bancshares, Inc.

Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per common share:
Net income	$22,173	$18,700	$59,766	$44,169
Preferred stock dividends	2,041	1,601	6,544	5,853
Net income available to common stockholders	$20,132	$17,099	$53,222	$38,316
Weighted average common shares	34,602,289	25,689,560	33,006,655	25,689,560
Basic earnings per common share	$0.58	$0.67	$1.61	$1.49
Dilutive earnings per common share:
Net income available to common stockholders	$20,132	$17,099	$53,222	$38,316
Weighted average common shares	34,602,289	25,689,560	33,006,655	25,689,560
Effect of dilutive shares	734,847	66,871	661,661	66,871
Weighted average dilutive common shares	35,337,136	25,756,431	33,668,316	25,756,431
Dilutive earnings per common share	$0.57	$0.66	$1.58	$1.49

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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)
In evaluating segment performance, the Company primarily evaluates total revenues (net interest income plus noninterest income) and net income before preferred dividends.
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Three Months Ended September 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$48,766	$53,070	$101,836	$52,844	$30,507	$83,351
Interest expense	(61,505)	—	(61,505)	(54,948)	—	(54,948)
Funds transfer pricing	34,924	(34,924)	—	20,355	(20,355)	—
Net interest income	22,185	18,146	40,331	18,251	10,152	28,403
Provision (benefit) for credit losses	639	189	828	141	37	178
Net income after provision	21,546	17,957	39,503	18,110	10,115	28,225
Noninterest income (1)	22,572	1,457	24,029	24,220	1,538	25,758
Salaries and employee benefits	(22,421)	(1,915)	(24,336)	(19,400)	(1,379)	(20,779)
Occupancy and equipment	(790)	(21)	(811)	(992)	(22)	(1,014)
Other noninterest expense (2)	(9,063)	(148)	(9,211)	(7,421)	(156)	(7,577)
Noninterest expense	(32,274)	(2,084)	(34,358)	(27,813)	(1,557)	(29,370)
Expense allocation (3)	1,491	(1,491)	—	854	(854)	—
Net income before taxes	13,335	15,839	29,174	15,371	9,242	24,613
Income tax expense	(3,252)	(3,749)	(7,001)	(3,725)	(2,188)	(5,913)
Net income before preferred dividends	$10,083	$12,090	$22,173	$11,646	$7,054	$18,700
Average balance sheet assets	$3,609,896	$2,964,970	$6,574,866	$3,758,349	$1,499,331	$5,257,680
Period end assets	$3,474,694	$3,364,886	$6,839,580	$3,673,152	$1,712,847	$5,385,999

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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

(Dollars in thousands)	As of or for the Nine Months Ended September 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$144,203	$129,876	$274,079	$153,566	$81,265	$234,831
Interest expense	(166,839)	—	(166,839)	(150,638)	—	(150,638)
Funds transfer pricing	85,710	(85,710)	—	54,677	(54,677)	—
Net interest income	63,074	44,166	107,240	57,605	26,588	84,193
Provision (benefit) for credit losses	2,044	662	2,706	(86)	204	118
Net income after provision	61,030	43,504	104,534	57,691	26,384	84,075
Noninterest income (1)	65,388	3,952	69,340	55,486	3,823	59,309
Salaries and employee benefits	(61,834)	(5,178)	(67,012)	(54,929)	(3,888)	(58,817)
Occupancy and equipment	(2,641)	(60)	(2,701)	(3,390)	(66)	(3,456)
Other noninterest expense (2)	(25,257)	(480)	(25,737)	(22,455)	(426)	(22,881)
Noninterest expense	(89,732)	(5,718)	(95,450)	(80,774)	(4,380)	(85,154)
Expense allocation (3)	3,964	(3,964)	—	2,571	(2,571)	—
Net income before taxes	40,650	37,774	78,424	34,974	23,256	58,230
Income tax expense	(9,717)	(8,941)	(18,658)	(8,556)	(5,505)	(14,061)
Net income before preferred dividends	$30,933	$28,833	$59,766	$26,418	$17,751	$44,169
Average balance sheet assets	$3,575,710	$2,439,842	$6,015,552	$3,623,453	$1,418,411	$5,041,864
Period end assets	$3,474,694	$3,364,886	$6,839,580	$3,673,152	$1,712,847	$5,385,999

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
The following section presents additional information and highlights significant changes in the financial condition of Northpointe Bancshares, Inc. (the “Company”) and our wholly owned subsidiary, Northpointe Bank (the “Bank”), from December 31, 2024 through September 30, 2025, and on our results of operations for the three and nine months ended September 30, 2025 and 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

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

Business Overview
Headquartered in Grand Rapids, Michigan, we are a bank holding company that focuses on (1) providing a best-in-class platform for independent mortgage bankers nationwide to utilize as an alternative to traditional mortgage warehouse lending (we refer to this business as our Mortgage Purchase Program, or “MPP”) and (2) offering attractive products and services to our residential mortgage and digital banking retail customers. Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We have a total of 129 mortgage originators across 26 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 25 cities in 16 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and complex judgments that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Our critical accounting policies are described in detail in our 2024 Form 10-K.
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses (“ACL”), the lender risk account (“LRA”) for

Northpointe Bancshares, Inc.

loans we have sold to the Federal Home Loan Bank of Indianapolis (“FHLB”), and the capitalized mortgage loan servicing rights (“MSR”) are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.
Our methodology for determining the ACL and related provision for credit losses is described later in this section under “Provision for Credit Losses” and “Loan Portfolio”. In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of expected credit losses in our loans held for investment (“HFI”) portfolio. We use a rigorous process to attempt to accurately quantify the necessary ACL and related provision for credit losses, but there can be no assurance that our modeling process will successfully identify all of the expected credit losses in our loan portfolio. The assumptions around establishing reasonable and supportable economic forecasts are particularly subjective. As a result, we could record future provisions for credit losses that may be significantly different than the levels that we recorded in prior periods.
We have established an LRA for loans sold to the FHLB. The LRA is funded and maintained by the FHLB at 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. We carry the asset at estimated fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, and other factors. These assumptions are particularly subjective and can have a material effect on the estimated LRA balance and income. We believe the assumptions that we utilize in estimating fair value are reasonable based upon accepted industry practices and represent neither the most conservative nor aggressive assumptions.
We establish MSR assets when we sell loans with servicing retained and when we purchase mortgage servicing. The fair value of our mortgage loan servicing rights has been determined based on a valuation model used by an independent third party. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative nor aggressive assumptions.
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

Recent Developments
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. Management has evaluated the potential impacts of the provisions of the OBBBA to the Company, however, based on information available to date, we do not anticipate the OBBBA will have a material impact on the Company’s consolidated financial position or results of operations, absent any further changes in law.
On October 1, 2025, the United States federal government experienced a partial shutdown that affected certain federal agencies and services. We evaluated the impact of the government shutdown on our operations, financial reporting, and liquidity. While the shutdown resulted in delays in the processing of certain government-backed mortgage loans and temporarily limited or eliminated access to some federal data sources or programs used in underwriting, insurance and compliance, we have been able to continue our core banking and mortgage origination activities without material interruption.

Northpointe Bancshares, Inc.

We have assessed the potential effects of the shutdown on credit risk, loan origination, and regulatory compliance. As of the date of these financial statements, we have not identified any material adverse impact on our financial condition, results of operations, or cash flows attributable to the government shutdown. We continue to monitor developments and will update our assessment as necessary in future reporting periods.
Our allowance for credit losses, liquidity position, and regulatory capital ratios were not materially affected by the government shutdown. We maintain contingency plans to address disruptions in government services and have procedures in place to mitigate risks associated with delays in government-backed loan programs and other federal activities.
We believe that the consolidated financial statements as of and for the period ended September 30, 2025, appropriately reflect all known impacts of the government shutdown. Actual results may differ from our current estimates if the effects of future government shutdowns or related disruptions become more significant.

Highlights of the Third Quarter of 2025
•Net income available to common stockholders was $20.1 million for the three months ended September 30, 2025, an increase of $3.0 million, or 17.7%, from $17.1 million for the three months ended September 30, 2024.
•Earnings per diluted common share was $0.57 for the three months ended September 30, 2025, as compared to $0.66 for the three months ended September 30, 2024.
•Net interest income before provision for credit losses was $40.3 million for the three months ended September 30, 2025, an increase of $11.9 million, or 42.0%, from the three months ended September 30, 2024, reflecting strong growth in MPP and AIO loans and a 27 basis point increase in net interest margin.
•Noninterest income was $24.0 million for the three months ended September 30, 2025, a decrease of $1.7 million from the three months ended September 30, 2024, driven primarily by lower gain on sale of loans, MPP fees and service charges, partially offset by higher loan servicing fees and other noninterest income.
•Noninterest expense was $34.4 million for the three months ended September 30, 2025, an increase of $5.0 million from the three months ended September 30, 2024, driven primarily by higher bonus and incentive compensation, mortgage-related variable compensation and benefits expense.
•Loans HFI portfolio was $5.97 billion at September 30, 2025, an increase of $1.54 billion, or 34.8%, from December 31, 2024, reflecting increases of $1.65 billion in MPP balances and $89.5 million in AIO loans over the period.
•MPP loans increased to 54.0% of total gross loans at September 30, 2025 from 36.8% at December 31, 2024, and residential mortgage loans decreased to 29.1% of total gross loans at September 30, 2025 from 41.9% at December 31, 2024.
•Liquidity remained stable, and total cash and cash equivalents increased to $419.2 million at September 30, 2025, as compared to $376.3 million at December 31, 2024.
•As of September 30, 2025, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2025 and 2024:

(Dollars in thousands)	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$5,835,496	$94,044	6.39%	$4,581,283	$75,033	6.52%
Securities, AFS(3)	7,116	87	4.85%	9,514	157	6.56%
Securities, FHLB Stock	78,621	1,605	8.10%	69,574	1,641	9.38%
Interest bearing deposits	549,657	6,100	4.40%	482,059	6,520	5.38%
Total earning assets	6,470,890	101,836	6.24%	5,142,430	83,351	6.45%
Noninterest earning assets(4)	103,976			115,250
Total assets	$6,574,866			$5,257,680
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,009,709	$11,246	4.42%	$386,912	$4,744	4.88%
Money market & savings	325,660	3,143	3.83%	373,262	4,194	4.47%
Time	3,063,371	33,780	4.37%	2,411,450	31,999	5.28%
Total interest-bearing deposits	4,398,740	48,169	4.34%	3,171,624	40,937	5.13%
Sub debt	29,189	679	9.23%	43,485	1,271	11.63%
Borrowings	1,245,949	12,657	4.03%	1,309,177	12,740	3.87%
Total interest-bearing liabilities	5,673,878	61,505	4.30%	4,524,286	54,948	4.83%
Noninterest-bearing liabilities
Noninterest-bearing deposits	234,252			220,747
Other noninterest-bearing liabilities	48,425			56,819
Total noninterest-bearing liabilities	282,677			277,566
Equity	618,311			455,828
	$6,574,866			$5,257,680
Net interest spread(5)			1.94%			1.62%
Net interest margin(6)		$40,331	2.47%		$28,403	2.20%
____________________
(1)Loan balance includes loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $44,000 and $83,000 for the three months ended September 30, 2025 and 2024, respectively, are included in interest income.
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

Northpointe Bancshares, Inc.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$5,327,769	$252,376	6.33%	$4,347,308	$210,660	6.47%
Securities, AFS(3)	8,970	399	5.95%	9,884	477	6.45%
Securities, FHLB Stock	72,623	4,786	8.81%	69,132	4,751	9.18%
Interest bearing deposits	500,241	16,518	4.41%	466,277	18,943	5.43%
Total earning assets	5,909,603	274,079	6.20%	4,892,601	234,831	6.41%
Noninterest earning assets(4)	105,949			149,263
Total assets	$6,015,552			$5,041,864
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$839,210	$27,630	4.40%	$395,765	$14,639	4.94%
Money market & savings	329,685	9,506	3.86%	395,580	13,152	4.44%
Time	2,743,269	90,925	4.43%	2,131,676	84,177	5.27%
Total interest-bearing deposits	3,912,164	128,061	4.38%	2,923,021	111,968	5.12%
Sub debt	29,166	2,244	10.29%	40,767	2,855	9.35%
Borrowings	1,235,247	36,534	3.95%	1,321,471	35,815	3.62%
Total interest-bearing liabilities	5,176,577	166,839	4.31%	4,285,259	150,638	4.70%
Noninterest-bearing liabilities
Noninterest-bearing deposits	214,521			251,850
Other noninterest-bearing liabilities	41,027			57,697
Total noninterest-bearing liabilities	255,548			309,547
Equity	583,427			447,058
	$6,015,552			$5,041,864
Net interest spread(5)			1.89%			1.72%
Net interest margin(6)		$107,240	2.43%		$84,193	2.30%
____________________
(1)Loan balance includes loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $114,000 and $216,000 for the nine months ended September 30, 2025 and 2024, respectively, are included in interest income.
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
For the three months ended September 30, 2025, net interest income was $40.3 million, an increase of $11.9 million, or 42.0%, from $28.4 million for the same period in 2024. This increase was driven primarily by a 25.8% increase in earning assets and a 27 basis point improvement in net interest margin.
For the nine months ended September 30, 2025, net interest income increased to $107.2 million, an increase of $23.0 million, or 27.4%, from $84.2 million for the same period in 2024. This increase was driven primarily by a 20.8% increase in earning assets and a 13 basis point improvement in net interest margin.
The increase in average interest-earning assets in both the three and nine month periods ending September 30, 2025, as compared to the same periods in 2024, reflect the strong growth within the MPP and AIO portfolios, partially offset by the continued run-off from the remainder of the loans HFI portfolio.

Northpointe Bancshares, Inc.

Net interest margin was 2.47% for the three months ended September 30, 2025, an increase of 27 basis points from 2.20% for the three months ended September 30, 2024. Net interest margin was 2.43% for the nine months ended September 30, 2025, an increase of 13 bps from 2.30% for the nine months ended September 30, 2024.
The increase in net interest margin in both the three and nine month periods ended September 30, 2025, as compared to the same periods in 2024, was driven primarily by a decrease in the average rate paid on interest-bearing liabilities, which was partially offset by a smaller decrease in the average yield earned on interest-earning assets, both attributable to decreases in the federal funds rate. The net interest margin also continued to benefit from an improvement in the mix of interest-earning assets, with virtually all of the growth in loans coming from MPP and AIO, both of which carry higher average yields than the rest of the loan portfolio.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025 vs 2024			2025 vs 2024
	Variance Due To			Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$20,823	$(1,812)	$19,011	$47,248	$(5,532)	$41,716
Securities, AFS	(40)	(30)	(70)	(44)	(34)	(78)
Securities, FHLB Stock	190	(226)	(36)	213	(178)	35
Interest-bearing deposits	879	(1,299)	(420)	1,389	(3,814)	(2,425)
Total interest-earning assets	21,852	(3,367)	18,485	48,806	(9,558)	39,248
Interest-Bearing Liabilities
Deposits:
Transaction accounts	7,673	(1,171)	6,502	16,371	(3,380)	12,991
Money market & savings	(530)	(521)	(1,051)	(2,197)	(1,449)	(3,646)
Time	9,123	(7,342)	1,781	23,856	(17,108)	6,748
Total interest-bearing deposits	16,266	(9,034)	7,232	38,030	(21,937)	16,093
Sub debt	(417)	(175)	(592)	(529)	(82)	(611)
Borrowings	(434)	351	(83)	(2,228)	2,947	719
Total interest-bearing liabilities	15,415	(8,858)	6,557	35,273	(19,072)	16,201
Net interest income / margin	$6,437	$5,491	$11,928	$13,533	$9,514	$23,047

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

Northpointe Bancshares, Inc.

For the three months ended September 30, 2025, the total provision for credit losses was $828,000, as compared to $178,000 for the same period in 2024. The provision for credit losses related to loans was an expense of $852,000 for the three months ended September 30, 2025, reflecting net charge-offs of $977,000 and an ending allowance for credit losses of $12.3 million. For the three months ended September 30, 2024, the provision for credit losses related to loans was an expense of $484,000, reflecting $0.6 million in net charge-offs and an ending allowance for credit losses of $12.2 million. The increase in provision for credit losses for the three months ended September 30, 2025, as compared to the same period in 2024, was driven primarily by higher loan charge-offs, largely attributable to two larger mortgage loans.
The provision for unfunded loan commitments was a benefit of $24,000 for the three months ended September 30, 2025, as compared to a benefit of $306,000 for the three months ended September 30, 2024. The benefit in both periods reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
For the nine months ended September 30, 2025, the total provision for credit losses was $2.7 million, as compared to $118,000 for the same period in 2024. The provision for credit losses related to loans was $2.8 million for the nine months ended September 30, 2025, reflecting net charge-offs of $1.7 million and an ending allowance for credit losses of $12.3 million. For the nine months ended September 30, 2024, the provision for credit losses related to loans was $1.2 million, reflecting $1.3 million in net charge-offs and an ending allowance for credit losses of $12.2 million. The increase in provision for credit losses for the nine months ended September 30, 2025, as compared to the same period in 2024, reflects continued growth in the MPP portfolio, credit migration trends, and changes in the economic forecasts used in the credit models, as well as higher net charge-offs, largely attributable to two larger residential mortgage loans.
The provision for unfunded loan commitments was a benefit of $79,000 for the nine months ended September 30, 2025, as compared to a benefit of $1.1 million for the nine months ended September 30, 2024. The benefits in both the periods reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
Noninterest Income
The following table presents the major components of our noninterest income for the three and nine month periods ended September 30, 2025 and 2024:

(Dollars in thousands) Noninterest Income	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Service charges on deposits and other fees	$217	$363	$(146)	(40.2)%
Loan servicing fees	1,117	(289)	1,406	(486.5)%
MPP fees	1,457	1,538	(81)	(5.3)%
Net gain on sale of loans	20,953	24,591	(3,638)	(14.8)%
Other noninterest income	285	(445)	730	(164.0)%
	$24,029	$25,758	$(1,729)	(6.7)%

(Dollars in thousands) Noninterest Income	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Service charges on deposits and other fees	$635	$1,387	$(752)	(54.2)%
Loan servicing fees	3,637	5,970	(2,333)	(39.1)%
MPP fees	3,952	3,823	129	3.4%
Net gain on sale of loans	58,892	49,656	9,236	18.6%
Other noninterest income	2,224	(1,527)	3,751	(245.6)%
	$69,340	$59,309	$10,031	16.9%

For the three months ended September 30, 2025, noninterest income was $24.0 million, a decrease of $1.7 million compared to the same period in 2024, driven primarily by lower net gains on sales of loans from lower changes in the fair value of loans HFI and LRA, both attributable to changes in market interest rates. These were partially offset by higher loan

Northpointe Bancshares, Inc.

servicing fees and other noninterest income. For the nine months ended September 30, 2025, noninterest income was $69.3 million, an increase of $10.0 million compared to the same period in 2024, driven primarily by higher net gains on sales of loans and other noninterest income, partially offset by lower loan servicing fees and service charges.
The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three and nine month periods ended September 30, 2025 and 2024:

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Fees on servicing	$2,027	$1,584	$443	28.0%
Change in fair value of MSRs (1)	(910)	(1,873)	963	(51.4)%
	$1,117	$(289)	$1,406	(486.5)%

(1) Includes change in fair value and paid in full MSRs.

(Dollars in thousands) Loan Servicing Fees	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Fees on servicing	$5,556	$10,565	$(5,009)	(47.4)%
Change in fair value of MSRs (1)	(1,919)	(4,595)	2,676	(58.2)%
	$3,637	$5,970	$(2,333)	(39.1)%

(1) Includes change in fair value and paid in full MSRs.

For the three months ended September 30, 2025, loan servicing fees increased by $1.4 million compared to the same period in 2024. For the nine months ended September 30, 2025, loan servicing fees decreased by $2.3 million compared to the same period in 2024. The increase in loan servicing fees in the three months ended September 30, 2025, as compared to the same period in 2024, was due to a lower negative fair value change on MSRs and an increase in fees on servicing from higher levels of loans serviced for others. The decrease in loan servicing fees in the nine months ended 2025, as compared to the same period in 2024, was driven primarily by lower revenues associated with a large bulk sale of serviced loans in the first quarter of 2024.

For the three months ended September 30, 2025, MPP fees decreased by $81,000, as compared to the same period in 2024. For the nine months ended September 30, 2025, MPP fees increased by $129,000 compared to the same period in 2024. The decrease in MPP fees in the three months ended September 30, 2025 as compared to the same period in 2024 reflects lower levels of participations during 2025. The increase in MPP fees in the nine month period of 2025, as compared to the same period in 2024, was driven primarily by higher levels of funded loans in the MPP business.

Northpointe Bancshares, Inc.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Capitalized MSRs	$1,285	$643	$642	99.8%
Change in fair value of loans (1)	725	21,084	(20,359)	(96.6)%
Gain (loss) on sale of portfolio loans (2)	1,234	(8,025)	9,259	(115.4)%
Gain on sale of loans, net (3)	17,709	10,889	6,820	62.6%
	$20,953	$24,591	$(3,638)	(14.8)%

Total net gain on sale of loans	$20,953	$24,591	$(3,638)	(14.8)%
Less: change in fair value of loans HFI and LRA	(2,229)	(17,844)	15,615	(87.5)%
Less: Gain (loss) on sale of portfolio loans	(1,234)	8,025	(9,259)	(115.4)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$17,490	$14,772	$2,718	18.4%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes proceeds from portfolio loan sales, which are netted against any associated changes in fair value of loans to determine total gain or loss on sale.
(3) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.

(Dollars in thousands) Net Gain on Sale of Loans	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Capitalized MSRs	$3,254	$2,736	$518	18.9%
Change in fair value of loans (1)	8,743	19,242	(10,499)	(54.6)%
Gain (loss) on sale of portfolio loans	1,234	(8,025)	9,259	(115.4)%
Gain on sale of loans, net (2)	45,661	35,703	9,958	27.9%
	$58,892	$49,656	$9,236	18.6%

Total net gain on sale of loans	$58,892	$49,656	$9,236	18.6%
Less: change in fair value of loans HFI and LRA	(7,739)	(16,837)	9,099	(54.0)%
Less: Gain (loss) on sale of portfolio loans	(1,234)	8,025	(9,259)	(115.4)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$49,919	$40,844	$9,076	22.2%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes proceeds from portfolio loan sales, which are netted against any associated changes in fair value of loans to determine total gain or loss on sale.
(3) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.
For the three months ended September 30, 2025, net gain on sale of loans decreased by $3.6 million, as compared to the same period in 2024. Net gain on sale of loans in the three months ended September 30, 2025 included a gain of $2.2 million from the combined change in fair value of loans HFI and LRA, both attributable to changes in market interest rates, and a gain of $1.2 million on the sale of portfolio loans. In the three months ended September 30, 2024, the combined change in fair value of loans HFI and LRA totaled $17.8 million and we had net loss on sale of portfolio loans of $8.0 million. Excluding these items, net gain on sale of loans was $17.5 million, up $2.7 million from $14.8 million in the three months ended September 30,

Northpointe Bancshares, Inc.

2024. The increase from the prior year quarter was driven primarily by higher saleable residential mortgage rate lock commitments and originations.
For the nine months ended September 30, 2025, net gain on sale of loans increased by $9.2 million, as compared to the same period in 2024. Net gain on sale of loans in the nine months ended September 30, 2025 included a gain of $7.7 million from the combined change in fair value of loans HFI and LRA, both attributable to changes in market interest rates, and a gain of $1.2 million on the sale of portfolio loans. In the nine months ended September 30, 2024, the combined change in fair value of loans HFI and LRA totaled $16.8 million and we experienced net loss on sale of portfolio loans of $8.0 million. Excluding these items, net gain on sale of loans was $49.9 million, up $9.1 million from $40.8 million in the nine months ended September 30, 2024. The increase from the nine months ended September 30, 2024 was driven primarily by higher saleable residential mortgage rate lock commitments and originations.
For the three months ended September 30, 2025, other noninterest income increased by $730,000, as compared to the same period in 2024. Noninterest income for the three months ended September 30, 2025 included net gains on sale of other real estate owned of $282,000 compared to net losses of $445,000 for the same period in 2024. Other noninterest income in the three months ended September 30, 2024 also included $312,000 in losses on lease termination and sale of assets. For the nine months ended September 30, 2025, other noninterest income increased by $3.8 million compared to the same period in 2024. For the nine months ended September 30, 2025, we recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances, and we did not have any such debt extinguishment gain or loss for the same period in 2024. Additionally, in the nine months ended September 30, 2024 we recognized a loss of $1.1 million on the sale of MSRs. We had no such loss in the 2025 period.
Noninterest Expense
The following tables present the major components of our noninterest expense for the three and nine month periods ended September 30, 2025 and 2024:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and employee benefits	24,336	20,779	$3,557	17.1%
Occupancy and equipment	811	1,014	(203)	(20.0)%
Data processing expense	2,190	2,207	(17)	(0.8)%
Professional fees	1,701	1,140	561	49.2%
Other taxes and insurance	1,998	1,602	396	24.7%
Other	3,322	2,628	694	26.4%
	$34,358	$29,370	$4,988	17.0%

(Dollars in thousands) Noninterest Expense	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and employee benefits	67,012	58,817	$8,195	13.9%
Occupancy and equipment	2,701	3,456	(755)	(21.8)%
Data processing expense	6,451	7,047	(596)	(8.5)%
Professional fees	4,722	3,341	1,381	41.3%
Other taxes and insurance	4,974	4,894	80	1.6%
Other	9,590	7,599	1,991	26.2%
	$95,450	$85,154	$10,296	12.1%
For the three months ended September 30, 2025, noninterest expense was $34.4 million, an increase of $5.0 million, compared to the same period in 2024. For the nine months ended September 30, 2025, noninterest expense was $95.5 million, an increase of $10.3 million, compared to the same period in 2024. Salaries and employee benefits expense represent the largest

Northpointe Bancshares, Inc.

component of our noninterest expense, which are broken out in the below tables for the three and nine month periods ended September 30, 2025 and 2024:

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and other compensation	$9,252	$8,786	$466	5.3%
Salary deferral from loan origination	(1,151)	(836)	(315)	37.7%
Bonus and incentive compensation	5,425	3,730	1,695	45.4%
Mortgage production - variable compensation	7,578	6,632	946	14.3%
Employee benefits	3,232	2,467	765	31.0%
Total salaries and employee benefits	$24,336	$20,779	$3,557	17.1%

(Dollars in thousands) Salaries and Employee Benefits	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and other compensation	$26,596	$26,968	$(372)	(1.4)%
Salary deferral from loan origination	(3,110)	(2,974)	(136)	4.6%
Bonus and incentive compensation	12,631	7,688	4,943	64.3%
Mortgage production - variable compensation	21,365	19,119	2,246	11.7%
Employee benefits	9,530	8,016	1,514	18.9%
Total salaries and employee benefits	$67,012	$58,817	$8,195	13.9%
For the three months ended September 30, 2025, salaries and employee benefits increased by $3.6 million, as compared to the same period in 2024. This increase was driven primarily by higher bonus and incentive compensation expense attributable to the improvement in financial performance and restricted stock expense, higher variable commission compensation associated with higher mortgage volume, and higher employee benefits from medical insurance costs.
For the nine months ended September 30, 2025, salaries and employee benefits increased by $8.2 million, as compared to the same period in 2024. This increase was driven primarily by higher bonus and incentive compensation expense attributable to the improvement in financial performance and restricted stock expense, higher variable commission compensation associated with higher mortgage volume, and higher employee benefits from medical insurance costs, partially offset by a decrease in base salaries and other compensation of $372,000 largely attributable to the Company’s strategic initiative to private label outsource its non-specialized mortgage servicing and a decrease of $136,000 in salary deferrals from loan origination due to lower portfolio originations in the nine months ended September 30, 2025.
For the three months ended September 30, 2025, occupancy and equipment expense decreased by $203,000, as compared to the same period in 2024. For the nine months ended September 30, 2025, occupancy and equipment expense decreased by $755,000, as compared to the same period in 2024. The decrease in occupancy and equipment expense in both the three and nine month periods of 2025, as compared to the same periods in 2024, was driven primarily by lower building lease expense.
For the three months ended September 30, 2025, data processing fees decreased by $17,000, as compared to the same period in 2024. For the nine months ended September 30, 2025, data processing fees decreased by $596,000, as compared to the same period in 2024. These decreases from 2024 are a result of our outsourcing of mortgage servicing as much of our data processing costs are unit based, with lower volume resulting in lower data processing costs.
For the three months ended September 30, 2025, professional fees increased by $561,000, as compared to same period in 2024, and increased by $1.4 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The increase in professional fees in both the three and nine month periods of 2025, as compared to the same periods in 2024, was driven primarily by higher ongoing public company compliance costs.
For the three months ended September 30, 2025, other taxes and insurance increased by $396,000, as compared to same period in 2024, and increased by $80,000 for the nine months ended September 30, 2025, as compared to the same period in

Northpointe Bancshares, Inc.

2024. The increase in other taxes and insurance in both periods was driven primarily by higher FDIC assessment expense resulting from the growth in assets and continued utilization of capital.
For the three months ended September 30, 2025, all other categories of non-interest expenses increased by $694,000, as compared to the same period in 2024. For the nine months ended September 30, 2025, other expenses increased by $2.0 million, as compared to the same period in 2024. Other expenses include several categories of expenses including sub-servicing expense, marketing, loan collection, credit reporting fees, loan repurchase reserve and other variable expenses tied to mortgage volume. The largest driver of the increase in other expenses in both the three and nine month periods of 2025, as compared to the same periods in 2024, was from higher sub-servicer expenses resulting from the Company’s strategic initiative to private label outsource its non-specialized mortgage servicing. This incremental sub-servicer expense was more than offset by the savings in salaries and benefits expense achieved as a result of the strategic initiative. The remainder of the increase in other expenses in both the three and nine month periods of 2025, as compared to the same periods in 2024, was driven primarily by lower levels of loan repurchase reserve net benefit, partially offset by lower expenses across a number of categories.

Income Tax Expense
For the three months ended September 30, 2025, total income tax expense was $7.0 million, as compared to $5.9 million for the same period in 2024. For the nine months ended September 30, 2025, total income tax expense was $18.7 million, as compared to $14.1 million for the same period in 2024. The effective tax rate was 24.00% and 23.79% for the three and nine months ended September 30, 2025, respectively, as compared to 24.02% and 24.15%, respectively, for the same periods in 2024.
Preferred Stock Dividends
For the three months ended September 30, 2025, our preferred stock dividend expense was $2.0 million, as compared to $1.6 million for the same period in 2024. For the nine months ended September 30, 2025, our preferred stock dividend expense was $6.5 million, as compared to $5.9 million for the same period in 2024. Preferred stock dividend expense for the nine month period ended September 30, 2025 include an additional special one-time dividend of $2.50 per share paid on June 30, 2025 on the Company’s 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Series A”), and the Company’s 7.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B”). This dividend was paid in connection with amendments made to the Company’s Series A and Series B preferred stock to extend the registration rights agreements deadlines to January 2, 2026 for Series A and to January 2, 2027 for Series B. Preferred stock dividend expense for the three and nine month periods ended September 30, 2024 include gains related to the repurchase of preferred stock.
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

Northpointe Bancshares, Inc.

The following tables present our reported segment results for the three and nine month periods ended September 30, 2025 and 2024:

(Dollars in thousands)	As of or for the Three Months Ended September 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$48,766	$53,070	$101,836	$52,844	$30,507	$83,351
Interest expense	(61,505)	—	(61,505)	(54,948)	—	(54,948)
Funds transfer pricing	34,924	(34,924)	—	20,355	(20,355)	—
Net interest income	22,185	18,146	40,331	18,251	10,152	28,403
Provision (benefit) for credit losses	639	189	828	141	37	178
Net income after provision	21,546	17,957	39,503	18,110	10,115	28,225
Noninterest income (1)	22,572	1,457	24,029	24,220	1,538	25,758
Salaries and employee benefits	(22,421)	(1,915)	(24,336)	(19,400)	(1,379)	(20,779)
Occupancy and equipment	(790)	(21)	(811)	(992)	(22)	(1,014)
Other noninterest expense (2)	(9,063)	(148)	(9,211)	(7,421)	(156)	(7,577)
Noninterest expense	(32,274)	(2,084)	(34,358)	(27,813)	(1,557)	(29,370)
Expense allocation (3)	1,491	(1,491)	—	854	(854)	—
Net income before taxes	13,335	15,839	29,174	15,371	9,242	24,613
Income tax expense	(3,252)	(3,749)	(7,001)	(3,725)	(2,188)	(5,913)
Net income before preferred dividends	$10,083	$12,090	$22,173	$11,646	$7,054	$18,700
Average balance sheet assets	$3,609,896	$2,964,970	$6,574,866	$3,758,349	$1,499,331	$5,257,680
Period end assets	$3,474,694	$3,364,886	$6,839,580	$3,673,152	$1,712,847	$5,385,999
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

Northpointe Bancshares, Inc.

(Dollars in thousands)	As of or for the Nine Months Ended September 30,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$144,203	$129,876	$274,079	$153,566	$81,265	$234,831
Interest expense	(166,839)	—	(166,839)	(150,638)	—	(150,638)
Funds transfer pricing	85,710	(85,710)	—	54,677	(54,677)	—
Net interest income	63,074	44,166	107,240	57,605	26,588	84,193
Provision (benefit) for credit losses	2,044	662	2,706	(86)	204	118
Net income after provision	61,030	43,504	104,534	57,691	26,384	84,075
Noninterest income (1)	65,388	3,952	69,340	55,486	3,823	59,309
Salaries and employee benefits	(61,834)	(5,178)	(67,012)	(54,929)	(3,888)	(58,817)
Occupancy and equipment	(2,641)	(60)	(2,701)	(3,390)	(66)	(3,456)
Other noninterest expense (2)	(25,257)	(480)	(25,737)	(22,455)	(426)	(22,881)
Noninterest expense	(89,732)	(5,718)	(95,450)	(80,774)	(4,380)	(85,154)
Expense allocation (3)	3,964	(3,964)	—	2,571	(2,571)	—
Net income before taxes	40,650	37,774	78,424	34,974	23,256	58,230
Income tax expense	(9,717)	(8,941)	(18,658)	(8,556)	(5,505)	(14,061)
Net income before preferred dividends	$30,933	$28,833	$59,766	$26,418	$17,751	$44,169
Average balance sheet assets	$3,575,710	$2,439,842	$6,015,552	$3,623,453	$1,418,411	$5,041,864
Period end assets	$3,474,694	$3,364,886	$6,839,580	$3,673,152	$1,712,847	$5,385,999
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

MPP
For the three months ended September 30, 2025, our MPP segment reported net income before preferred dividends of $12.1 million, an increase of $5.0 million, or 71.4%, over the $7.1 million reported for the same period in 2024. This increase was driven primarily by a 97.8% increase in average balances which drove higher net interest income and fees. For the nine months ended September 30, 2025, our MPP segment reported net income before preferred dividends of $28.8 million, an increase of $11.1 million, or 62.4%, over the $17.8 million reported for the same period in 2024. This increase was driven primarily by a 72.0% increase in average balances which drove higher net interest income and fees. The increase in average balances in both periods reflects strong loan growth from new customer acquisition and market share gains.
Retail Banking
For the three months ended September 30, 2025, our Retail Banking segment reported net income before preferred dividends of $10.1 million, a decrease of $1.6 million, or 13.4%, from the $11.6 million reported for the same period in 2024. For the nine months ended September 30, 2025, our Retail Banking segment reported net income before preferred dividends of $30.9 million, an increase of $4.5 million, or 17.1%, over the $26.4 million reported for the same period in 2024. The decrease in the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to higher noninterest expense, particularly salaries and employee benefits, more than offsetting the increase in net interest income. The increase in the nine month period was driven primarily by higher interest income and noninterest income, which outpaced the increase in noninterest expense. The increase in noninterest expense in both periods reflects higher variable mortgage commissions and higher professional fees and overhead associated with being a public company.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
BALANCE SHEET DATA
Total assets	$6,839,580	$5,224,011
Cash and cash equivalents	419,162	376,295
Equity and debt securities	6,094	9,881
FHLB stock	80,109	69,574
Loans HFI and loans held for sale, net	6,214,820	4,633,637
Deposits	4,769,637	3,422,555
Borrowings	1,369,034	1,258,750
Subordinated debentures	29,203	43,933
Total equity capital	623,525	462,490

Total Assets
Total assets were $6.84 billion at September 30, 2025, as compared to $5.22 billion at December 31, 2024. This $1.62 billion increase in total assets was driven primarily by higher balances of loans HFI (particularly MPP loans) and loans held for sale, along with higher cash and cash equivalents.
Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$18,973	0.3%	$51,408	1.1%
All-in-One (AIO)(1)	701,580	11.3%	612,080	13.2%
Other consumer / home equity(1)	56,592	0.9%	97,258	2.1%
Residential mortgage(2)	1,814,623	29.1%	1,948,175	41.9%
Commercial	10,581	0.2%	8,013	0.2%
MPP	3,364,886	54.0%	1,710,820	36.8%
Total loans HFI	5,967,235	95.8%	4,427,754	95.3%
Loans held for sale	259,835	4.2%	217,073	4.7%
Total gross loans (HFI and HFS)	$6,227,070	100.0%	$4,644,827	100.0%
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Our loan portfolio includes both loans HFI and loans held for sale. Our loans HFI portfolio comprises 96% of our total gross loans.

Northpointe Bancshares, Inc.

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
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at September 30, 2025 are first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, second lien home equity lines of credit, and commercial loans, which combined represented less than 2% of the overall loan portfolio as of September 30, 2025.
At September 30, 2025, our total loans net of allowance for credit losses including loans held for sale was $6.21 billion, as compared to $4.64 billion on December 31, 2024. This increase of $1.58 billion since year end 2024 was driven primarily by the strong growth in MPP and AIO balances, which increased by $1.65 billion and $89.5 million, respectively. Growing the MPP business remains one of our top strategic priorities, and reflects the strength of our scalable technology, long-standing strong relationships, as well as our ability to capitalize on recent market disruption within the business line. We also remain focused on prudently growing the portfolio of first-lien home equity lines, which includes AIO loans.
As of September 30, 2025, residential mortgage comprised 29.1% of our total loan portfolio compared to 54.0% for MPP and 11.3% for AIO loans. As of December 31, 2024, residential mortgage comprised 41.9% of our total loan portfolio compared to 36.8% for MPP and 13.2% for AIO loans. The reduction in residential mortgages reflects normal amortization and pay-offs, as we are not strategically growing this portfolio.

Northpointe Bancshares, Inc.

Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at September 30, 2025 and December 31, 2024:
Contractual Loan Maturities as of September 30, 2025

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$3,236	$—	$—	$—	$—	$—	$14,369	$1,368	$18,973
All-in-One (AIO)(1)	—	—	—	—	—	—	—	701,580	701,580
Other consumer / home equity(1)	—	—	—	—	—	155	132	56,305	56,592
Residential mortgage(2)	96	41	199	265	14,712	14,080	435,124	1,350,106	1,814,623
Commercial	210	10,000	300	—	45	—	26	—	10,581
MPP	—	3,364,886	—	—	—	—	—	—	3,364,886
Total loans HFI	3,542	3,374,927	499	265	14,757	14,235	449,651	2,109,359	5,967,235
Retail loans held for sale	—	—	—	—	2,939	—	254,021	2,875	259,835
Total gross loans (HFI and HFS)	$3,542	$3,374,927	$499	$265	$17,696	$14,235	$703,672	$2,112,234	$6,227,070
_____________________
(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.
Contractual Loan Maturities as of December 31, 2024

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$12,401	$—	$—	$—	$—	$—	$38,013	$994	$51,408
All-in-One (AIO)(1)	—	—	—	—	—	—	—	612,080	$612,080
Other consumer / home equity(1)	—	—	—	—	—	70	—	97,188	97,258
Residential mortgage(2)	393	333	347	553	15,655	14,142	363,450	1,553,302	1,948,175
Commercial	—	7,303	120	234	115	82	159	—	8,013
MPP	—	1,710,820	—	—	—	—	—	—	1,710,820
Total loans HFI	12,794	1,718,456	467	787	15,770	14,294	401,622	2,263,564	4,427,754
Retail loans held for sale	—	—	—	—	—	—	210,766	6,307	217,073
Total gross loans (HFI and HFS)	$12,794	$1,718,456	$467	$787	$15,770	$14,294	$612,388	$2,269,871	$4,644,827
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
As of September 30, 2025, 54.3% of our total loan portfolio had a contractual maturity of less than one year, up from 37.3% at December 31, 2024. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking client’s facility prior to the sale of the mortgage in the secondary market. Very few of our loans have

Northpointe Bancshares, Inc.

intermediate contractual maturities of between one and fifteen years. As of September 30, 2025, 45.2% of total loans had contractual maturities of longer than 15 years, compared to 62.1% at December 31, 2024. For our two largest categories of long duration loans as of September 30, 2025, 75.2% of residential mortgage and 100% of our AIO Loans were floating rate.
Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans HFI and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans(1):
Commercial	157	118
Construction	1,535	1,921
Land development	5,270	2,312
Home equity lines of credit	13,788	10,807
First lien mortgage	28,003	25,706
First lien mortgage wholly or partially guaranteed by the U.S Government	26,568	32,159
Junior lien mortgage	2,117	1,532
MPP	—	—
	77,438	74,555
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	511	—
Land development	—	—
Home equity lines of credit	1	200
First lien mortgage	4,707	3,823
First lien mortgage wholly or partially guaranteed by the U.S Government	941	346
Junior lien mortgage	303	30
MPP	—	—
	6,463	4,399
Total nonperforming loans	83,901	78,954
Other real estate owned	1,339	3,030
Total nonperforming assets	$85,240	$81,984
Nonaccrual loans to total loans	1.24%	1.61%
Nonperforming loans to total loans	1.35%	1.70%
Nonperforming assets to total assets	1.25%	1.57%
Allowance for credit losses to nonaccrual loans	15.82%	15.01%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.82%	0.91%
Nonperforming loans to total loans	0.91%	1.00%
Nonperforming assets to total assets	0.84%	0.95%
Allowance for credit losses to nonaccrual loans	24.08%	26.39%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).
At September 30, 2025, nonperforming assets were $85.2 million compared to $82.0 million at December 31, 2024. Nonperforming assets as a percent of total assets was 1.25% at September 30, 2025 compared to 1.57% at December 31, 2024.

Northpointe Bancshares, Inc.

A substantial portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans. Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets decreased to 0.84% at September 30, 2025, compared to 0.95% at December 31, 2024. At September 30, 2025, approximately 33% of our nonperforming loans have a form of government guarantee.
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

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Commercial	$26	0.2%	$32	0.3%
Construction	205	1.7%	390	3.5%
Land development	1,075	8.8%	976	8.7%
Home equity lines of credit	2,197	17.9%	1,920	17.2%
First lien mortgage	4,698	38.4%	4,515	40.3%
Junior lien mortgage	1,803	14.7%	1,672	14.9%
MPP	1,346	11.0%	684	6.1%
	11,350	92.7%	10,189	91.1%
Individually evaluated for impairment	899	7.3%	995	8.9%
Unallocated	1	—%	6	0.1%
	900	7.3%	1,001	8.9%
Total allowance for credit losses	$12,250	100.0%	$11,190	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended
	September 30, 2025		September 30, 2024
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$5,967,235		$4,412,061
Loans HFI (excluding fair value loans)	$5,787,844		$4,236,559
Beginning allowance for credit losses	$12,375		$12,290
Net charge-offs (recoveries):
Commercial	(1)	-0.39%	(105)	-33.78%
Construction	—	0.00%	—	0.00%
Land development	20	0.06%	129	0.28%
Home equity lines of credit	284	0.15%	529	0.33%
First lien mortgage	493	0.10%	—	0.00%
Junior lien mortgage	181	0.96%	—	0.00%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	977		553
Provision for credit losses	852		483
Ending allowance for credit losses	$12,250		$12,220

Allowance for credit losses to loans HFI	0.21%		0.28%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.21%		0.29%
Net charge-offs (recoveries) to average loans	0.07%		0.05%

(1) Net charge-offs annualized for interim period.

Northpointe Bancshares, Inc.

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$5,967,235		$4,412,061
Loans HFI (excluding fair value loans)	$5,787,844		$4,236,559
Beginning allowance for credit losses	$11,190		$12,295
Net charge-offs (recoveries):
Commercial	(8)	-0.34%	(125)	-5.10%
Construction	—	0.00%	—	0.00%
Land development	22	0.02%	177	0.12%
Home equity lines of credit	552	0.10%	1,047	0.24%
First lien mortgage	928	0.07%	36	0.00%
Junior lien mortgage	231	0.40%	152	0.23%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	1,725		1,287
Provision for credit losses	2,785		1,212
Ending allowance for credit losses	$12,250		$12,220

Allowance for credit losses to loans HFI	0.21%		0.28%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.21%		0.29%
Net charge-offs (recoveries) to average loans	0.04%		0.04%

(1) Net charge-offs annualized for interim period.

The allowance for credit losses was 0.21% of total loans at September 30, 2025, as compared to 0.25% as of December 31, 2024. Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Our allowance for credit losses methodology is described in more detail in Notes 1 and 3 of the notes to the consolidated financial statements included within this report.
Our allowance for credit losses, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.07% for the three months ended September 30, 2025 and 0.04% for the nine months ended September 30, 2025, as compared to 0.05% and 0.04%, respectively, for the same periods in 2024.
Investment Portfolio
We have historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold our liquidity in cash or cash equivalents. At September 30, 2025, debt securities totaled $4.8 million, or 0.07%, of total assets compared to $8.6 million, or 0.16%, at December 31, 2024. The decrease in balance

Northpointe Bancshares, Inc.

from year end 2024 was due to the sale of a $4.0 million corporate bond during the three months ended September 30, 2025. This bond was sold at par, resulting in no realized gain or loss on the sale.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$4,752	100.0%	$8,576	100.0%
Total available for sale securities	4,752	100.0%	8,576	100.0%
Total investment securities	$4,752	100.0%	$8,576	100.0%
The following tables present the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

September 30, 2025	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
Total available for sale securities	—	—	—	—	5,000	4.00%	—	—	5,000	4.00%
Total investment securities	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
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
Deposits
Deposits are the primary source of funding for our business operations. At September 30, 2025, total deposits were $4.77 billion, as compared to $3.42 billion at December 31, 2024. This $1.35 billion increase in deposits since year end 2024 was driven primarily by higher brokered CDs, along with increases in our diversified digital deposit banking platform including non-interest bearing demand, interest-bearing demand, retail CDs and rateboard CDs. During the three months ended September 30, 2025, we completed an initiative to bring in a new custodial account relationship, which totaled approximately $350 million in interest bearing demand deposits.

Northpointe Bancshares, Inc.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the Nine Months Ended			For the Year Ended
(Dollars in thousands)	September 30, 2025			December 31, 2024
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$214,521	0.00%	5%	$250,135	0.00%	8%
Interest bearing demand	839,210	4.40%	20%	412,396	4.83%	12%
Savings & money market	329,685	3.86%	8%	380,131	4.39%	12%
Time	2,743,269	4.43%	67%	2,221,123	5.16%	68%
Total deposits	$4,126,685	4.15%	100%	$3,263,785	4.63%	100%
The following tables set forth the maturity of time deposits for the period ending indicated (dollars in thousands):

(dollars in thousands)
September 30, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,691,874	$—	$—	$87,330	$2,779,204
All other CDs	98,296	90,522	117,052	71,381	377,251
Total time deposits	$2,790,170	$90,522	$117,052	$158,711	$3,156,455

(dollars in thousands)
December 31, 2024	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$1,731,707	$—	$—	$87,330	$1,819,037
All other CDs	69,327	60,775	151,851	87,979	369,932
Total time deposits	$1,801,034	$60,775	$151,851	$175,309	$2,188,969
Total uninsured deposits were $346.5 million at September 30, 2025 and $309.9 million at December 31, 2024.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at September 30, 2025:

(Dollars in thousands)	September 30, 2025
3 months or less	$26,675
Over 3 through 6 months	30,527
Over 6 through 12 months	27,977
Over 12 months	8,282
Total:	$93,461
Borrowings
Another key source of our funding is collateralized borrowings from the FHLB. At September 30, 2025, our total FHLB borrowings were $1.29 billion, as compared to $1.26 billion at December 31, 2024. At September 30, 2025, we had $1.55 billion in additional borrowing capacity at the FHLB. Early in the first quarter of 2025, we paid off $102.5 million in FHLB advances, recognizing a gain of $2.0 million. This extinguishment was funded through our receipt of new contractual interest bearing deposits with a similar duration, as part of our strategy to reduce the wholesale funding ratio. At September 30, 2025, we had $185.0 million in outstanding short-term borrowings on our line of credit with the FHLB. We had no such borrowings at December 31, 2024. We also make use of overnight borrowings when necessary and had $75.0 million in overnight borrowings at September 30, 2025 and did not have any overnight borrowings at December 31, 2024.

Northpointe Bancshares, Inc.

The following table is a summary of our outstanding FHLB advances for the periods indicated:

	As of or For The Nine Months Ended	As of or For The Year Ended
(Dollars in thousands)	September 30, 2025	December 31, 2024
Period ending balance	$1,294,034	$1,258,750
Average balance during period	1,226,049	1,300,488
Maximum outstanding at any month end	1,294,034	1,371,422
Weighted average rate paid	3.90%	3.82%
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At September 30, 2025, we had $25.0 million in outstanding subordinated debenture notes, which is detailed in the tables below and described further in Note 9 to the consolidated financial statements included within this report.
At December 31, 2024, we had $40.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2018 and one in 2024. On January 1, 2025, we redeemed $15.0 million of these subordinated debentures.
At both September 30, 2025 and December 31, 2024, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on March 17, 2025.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of September 30, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.03% (3 mo SOFR + 2.79)%	December 17, 2025	March 17, 2034
		30,000
Unamortized issuance costs		(797)
		$29,203

Northpointe Bancshares, Inc.

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2024
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2028 (issued at Bank)	September 28, 2018	$15,000	8.718% (3 mo SOFR + 4.03)%	January 1, 2025	October 1, 2028
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.74% (3 mo SOFR + 2.79)%	March 17, 2025	March 17, 2034
		45,000
Unamortized issuance costs		(1,103)
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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At September 30, 2025, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of September 30, 2025
Total capital to RWA	$664,445	11.32%	$469,496	8.00%	N/A	N/A
Tier 1 capital to RWA	$629,321	10.72%	$352,122	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$525,588	8.96%	$264,092	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$629,321	9.57%	$263,019	4.00%	N/A	N/A
As of December 31, 2024
Total capital to RWA	$509,591	12.09%	$337,246	8.00%	N/A	N/A
Tier 1 capital to RWA	$469,977	11.15%	$252,935	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$469,977	8.77%	$214,421	4.00%	N/A	N/A
Northpointe Bank
As of September 30, 2025
Total capital to RWA	$653,591	11.14%	$469,485	8.00%	$586,856	10.00%
Tier 1 capital to RWA	$643,467	10.96%	$352,113	6.00%	$469,485	8.00%
Common Equity Tier 1 to RWA	$643,467	10.96%	$264,085	4.50%	$381,456	6.50%
Tier 1 capital to average assets (leverage)	$643,467	9.79%	$263,016	4.00%	$328,770	5.00%
As of December 31, 2024
Total capital to RWA	$502,996	11.93%	$337,246	8.00%	$421,553	10.00%
Tier 1 capital to RWA	$487,519	11.56%	$252,932	6.00%	$337,242	8.00%
Common Equity Tier 1 to RWA	$487,519	11.56%	$189,699	4.50%	$274,010	6.50%
Tier 1 capital to average assets (leverage)	$487,519	9.09%	$214,419	4.00%	$268,024	5.00%

At September 30, 2025, we had a total of $98.7 million of preferred stock outstanding, as compared to $103.6 million at December 31, 2024. On March 31, 2025, we redeemed 5,000 shares of our 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A for $4.9 million. In 2024, we redeemed 13,000 shares of the Series A Preferred Stock for $11.6 million.
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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to fund loans HFI	$4,223,220	$2,407,551
Unused Commitments	353,948	334,180

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at September 30, 2025 and December 31, 2024 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
September 30, 2025	-7.27%	-3.62%	3.83%	7.70%
December 31, 2024	-8.91%	-4.35%	5.24%	10.36%
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

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
September 30, 2025	-0.60%	0.23%	-0.50%	-1.26%
December 31, 2024	2.13%	2.53%	-1.88%	-4.30%
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2025, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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

We made no unregistered sales of equity securities during the quarter ended September 30, 2025.

Issuer Purchases of Equity Securities

The Company has no publicly announced repurchase plans or programs.

The following table provides information regarding the Company’s purchase of its own common stock during the third quarter of 2025:

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d ) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (dollars in 000s)

July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	—	—	—	—
September 1 - September 30, 2025	—	—	—	—
Total for Third Quarter ended September 30, 2025	—	$—	—	$—

Northpointe Bancshares, Inc.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: November 12, 2025