Form 10-K
period 2025-12-31
NORTHPOINTE BANCSHARES INC
filed 2026-03-27
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $381.6 million based on the closing sale price of $13.71 reported on the New York Stock Exchange on June 30, 2025.
As of March 27, 2026, there were 34,494,116 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, those related to future levels of earning assets, future composition of our loan portfolio, trends in credit quality metrics, future capital levels and capital needs, real estate valuation, future levels of repossessed and foreclosed properties and nonperforming assets, future levels of losses and costs associated with the administration and disposition of repossessed and foreclosed properties and nonperforming assets, future levels of loan charge-offs, future levels of other real estate owned, future levels of provisions for credit losses and reserve recoveries, the rate of asset dispositions, future dividends, future growth and funding sources, future cost of funds, future liquidity levels, future profitability levels, future interest rate levels, future net interest margin levels, the effects on earnings of changes in interest rates, future economic conditions, future effects of new or changed accounting standards, future loss recoveries, loan demand and loan growth, future amounts of unrecognized tax benefits and the future level of other revenue sources. Management's determination of the provision and allowance for credit losses, the appropriate carrying value of intangible assets (including deferred tax assets) and other real estate owned, and the fair value of financial instruments involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to sell other real estate owned at its carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, maintain our current levels of deposits and other sources of funding, maintain liquidity, respond to declines in collateral values and credit quality, respond to a changing interest rate environment, increase loan volume, originate high quality loans, maintain or improve mortgage banking income, realize the benefit of our deferred tax assets, continue payment of dividends and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Northpointe Bancshares, Inc., specifically, are also inherently uncertain.
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
•changes in the interest rate environment (including changes to the federal funds rate and the impact on the level, composition of, and cost of deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by the impacted nations and/or the expansion of import fees and tariffs among a larger group of nations, which may bring greater ambiguity to the outlook for future economic growth;
•adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny following recent bank failures), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
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
•negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated or rising interest rates and increased competition and regulation, our or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of us being required to repurchase mortgage loans or indemnify buyers;
•the impact of prolonged elevated interest rates on our financial projections, models and guidance;
•our ability to attract sufficient loans that meet prudent credit standards;
•our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
•our ability to successfully manage our credit risk;
•the sufficiency of our allowance for credit losses (“ACL”), the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
•our ability to successfully execute our business strategy to achieve profitable growth;
•the concentration of our business within our geographic areas of operation;
•our ability to manage our growth;
•our ability to increase our operating efficiency;
•significant turbulence or a disruption in the capital or financial markets and/or the effect of a fall in stock market prices on our investment securities;
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

•external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries and the money supply, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
•the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect of our reputation;
•the impact of recent and future legislative and regulatory changes and changes to supervisory, examination and enforcement priorities;
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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
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
•changes in accounting standards;
•changes in federal tax law or policy;
•the effects of war or other conflicts, regime change, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;

•the impact of action or inaction by the federal government, including as a result of any prolonged government shutdown;
•risks associated with compliance with evolving diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) related laws and regulations;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report and in any of Northpointe’s subsequent SEC filings. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part I
Item 1. Business
As used in this report, the terms “we”, “us”, “our”, “Northpointe”, and “Company” mean Northpointe Bancshares, Inc. and its subsidiary, unless the context indicates another meaning. The term “Bank” means Northpointe Bank.
Our Business
Company Overview
Northpointe Bancshares, Inc. (“the Company”) is a bank holding company headquartered in Grand Rapids, Michigan and registered under the Bank Holding Company Act of 1956. The Company completed an initial public offering of common stock in February 2025 as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Our common stock is listed on the New York Stock Exchange under the symbol “NPB”.
Our Bank was founded in 1999 as a focused mortgage portfolio lender primarily operating in the midwestern states of Michigan, Ohio and Indiana. Presently, the Bank also offers a nationwide mortgage purchase program, residential mortgage lending, digital deposit banking to our retail customers and custodial deposit services to our loan servicing clients. Our delivery systems are primarily digital and are available to clients nationwide; and we provide our staff with loan production offices across 25 cities in 15 states and support them through our centralized operating center in Grand Rapids, Michigan. Our nationwide presence has enabled us to have clients in all 50 states and the District of Columbia. Today, we are the largest bank headquartered in the state of Michigan, one of the largest providers of mortgage warehouse financing, and one of the only mortgage-focused banks in the country.
In the large and fragmented mortgage marketplace, we believe we are well-positioned as a specialty bank that uses a widely accepted and growing digitally-enabled platform to serve the borrowing and payment needs of increasingly sophisticated mortgage warehouse clients and the rapidly evolving demands of professional mortgage originators and retail borrowers.
We have strategically built our primary business channels to provide us with synergies across our lines of business. We believe this approach offers us substantial insulation from cyclical economic changes, credit swings and rate volatility. Within our lines of business, we pursue very focused strategies that we believe have (1) historically proven to be well received by borrowers, (2) allowed us to differentiate ourselves from the competition and (3) resulted in strong financial performance during high volume cycles and durable performance during low volume cycles. We believe our platform has been able to dynamically and profitably scale up and down with the changes in volume in the mortgage industry. We have demonstrated an ability to generate and scale revenues while proactively managing variable costs and containing fixed costs, resulting in attractive financial results. As evidence of our platform’s proactive adaptability, we completed our strategic repositioning efforts over 23 months starting in 2022, which included the following: (i) quickly exiting the correspondent lending business as margins declined in the sector, (ii) entering into private- labelled subservicing agreements for non-specialized mortgage products, such as conforming agency mortgage loans, and (iii) remixing our available lending capacities by (a) increasing Mortgage Purchase Program clients and balances as other lenders exited the sector and (b) holding more specialized residential loan products. These actions resulted in long-term cost reductions that outpaced revenue reduction which, in combination with increased yields on assets, delivered strong performance metrics and substantial growth in profitability for 2025 compared to 2024. These strategic actions are consistent with our rate, liquidity and credit risk strategies.
Business Segments
We offer financial products and services through our two primary business segments, Mortgage Purchase Program and Retail Banking.
Mortgage Purchase Program (“MPP”). Through our Mortgage Purchase Program business (which we refer to as “MPP”), we provide independent mortgage banking platforms nationwide with an alternative to traditional mortgage warehouse lending. MPP utilizes a collateralized mortgage purchase facility, marketed to independent mortgage bankers nationwide. These facilities enable our MPP clients to close and fund their mortgages and during a relatively short period (typically less than 30 days), the originated loans are sold into the secondary market via government agencies (Fannie Mae, Freddie Mac or Ginnie Mae) or institutional investors (banks, large mortgage companies, insurance companies, mortgage REIT’s) or are securitized. Our MPP facilities provide a key source of liquidity to the residential mortgage marketplace.

Retail Banking. Our Retail Banking business includes residential lending, digital deposit banking and loan servicing.
(a)Residential Lending. Our residential lending division provides a comprehensive range of financing options for home purchases and refinancing, serving borrowers nationwide through two main channels: Consumer Direct and Traditional Retail. These channels combine the convenience of online, self-service platforms with the personalized service of traditional, referral-based interactions. Through our point of sale platform, borrowers can easily apply for loans, upload documents, speak with loan officers, track progress, and make payments — all from one secure, user-friendly interface. Northpointe offers a broad spectrum of loan programs, including conventional, government, and non-Qualified Mortgage (“QM”) loans, catering to a wide variety of borrowers’ needs. As a direct seller/servicer to Fannie Mae, Freddie Mac, Ginnie Mae and other end investors, we ensure competitive rates and efficient processing. With a focus on speed, quality, and client satisfaction, we leverage our customized technology in our underwriting process, leading to faster decisions and document delivery.
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
Our digitized loan origination processes give borrowers and origination professionals easy access to our proprietary application and point-of-sale support features to quickly, intelligently, and securely gather personal and loan information. Borrowers also have access to account advisors to help borrowers on their journey when they need human assistance. We believe our processes have allowed us to improve upon traditional mortgage offering with products advancements such as: Lock & Shop, Temporary Buydown, TrueApproval, Delayed Financing, and Rate Refresh along with Jumbo, Renovation, traditional HELOC, VA Loans and our first-lien home equity loans.
(b)Digital Deposit Banking. Our automated account opening, direct to customer deposit platform and product suite provide our depositors with effective, competitive, modern digital banking services and provide us with reliable access to deposit funding. We offer and utilize the full spectrum of deposit products, including noninterest- bearing accounts, savings, money-market demand accounts; but we typically focus upon term CDs. Our digital platform (supported by one central branch) offers very competitive rates (typically priced in the top 25 of average nationwide industry deposit rates for similar maturities) that allow us to attract deposits at an attractive all-in cost to us. We successfully compete with other digital-only banks by offering a simple online account opening experience, friendly features such as ATM fee rebates, no/low overdraft fees and a dynamic mobile banking solution. In addition to retail deposits, we offer commercial deposits which are primarily noninterest bearing custodial deposits related to our loan servicing business or deposits from our MPP clients.
(c)Loan Servicing. We service and sub-service specialized loans on behalf of our borrowers and investors, which includes a monthly fee paid by the investor. In 2024, we refined our servicing strategy to focus solely on in-house servicing of select loan types such as first-lien home equity lines which are tied seamlessly to a demand deposit sweep account through our proprietary technology; and the private label outsourcing of non-specialized mortgage servicing to a scaled sub-servicer. Our servicing duties include handling the recording, acceptance, and remittance of principal and interest payments from borrowers, holding FDIC-insured deposits, calculating variable rate interest payments, as well as the administration of taxes, insurance and escrow payments, as applicable; and may also include negotiations of loan workouts and modifications upon default or other proceedings. Critical to the success of our servicing platform is being an approved seller/servicer for the largest government-related mortgage agencies (Federal National Mortgage Association “FNMA”, Federal Home Loan Mortgage Corporation “FHLMC”, Federal Home Loan Bank “FHLB”) as well as being rated by a third-party rating agency (Fitch) as a qualified servicer for investor-owned securitizations and other non-agency products.
Market Area
While our headquarters is located in Grand Rapids, Michigan, our market area is nationwide. Our delivery systems are primarily digital, enabling clients across all 50 states and the District of Columbia to access our mortgage and deposit products. In addition to our digital platform, we operate loan production offices in 25 cities across 15 states, which support our lending activities and are backed by our centralized operating center in Grand Rapids. This structure allows us to efficiently serve a geographically diverse customer base and participate broadly in the national residential mortgage market.
Competition
We compete in a number of areas, including deposit banking, residential mortgage lending and servicing, and mortgage warehouse lending. These industries are highly competitive, and our Bank faces strong direct competition for loans and deposits. We compete with other nondepository financial institutions and community banks, thrifts and credit unions. In addition, we compete with large banks and other financial intermediaries, such as consumer finance companies, mortgage banking companies, and online banks. Competition from financial technology (“fintech”) companies and technology-enabled financial service providers has also increased and continues to intensify as these providers offer digital-first platforms for lending, payments, and deposit-like products that may compete directly with traditional banking services.
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
Fintech companies, digital payment platforms, and other non‑bank financial service providers increasingly offer alternatives to traditional bank deposits and payment services, which may reduce customer reliance on traditional banking relationships and contribute to deposit disintermediation. Advances in real‑time payments and customer expectations for instantaneous funds availability may further intensify competitive pressures on banks, particularly those offering digital deposit products. Certain fintech competitors may also benefit from operating under different regulatory frameworks or reduced capital, liquidity, or supervisory requirements, which can allow for faster product development cycles, lower operating costs, or more flexible pricing relative to traditional banks.
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

Risk Management
We believe that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Risk management refers to the activities by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Our board of directors, both directly and through its committees, is responsible for overseeing our risk management processes, including routinely conducting enterprise risk management assessments, cyber, BSA/anti-money laundering and third-party risk assessments, with each of the committees of our board of directors assuming a different and important role in overseeing the management of the risks we face. Our risk management processes are designed to address both existing and emerging risks, including those arising from changes in economic conditions, technology, cybersecurity threats, third-party relationships and the evolving regulatory environment.
The Audit Committee of our board of directors is responsible for overseeing risks associated with financial matters (particularly financial reporting, accounting practices and policies, disclosure controls and procedures and internal control over financial reporting). The Compensation Committee of our board of directors has primary responsibility for risks and exposures associated with our compensation policies, plans and practices, regarding both executive compensation and our compensation structure generally. In particular, our Compensation Committee, in conjunction with our President and our Chief Executive Officer and other members of our management, as appropriate, reviews our incentive compensation arrangements to ensure these programs are consistent with applicable laws and regulations, including safety and soundness requirements, and do not encourage imprudent or excessive risk-taking by our employees. The Corporate Governance and Nominating Committee of our board of directors oversees risks associated with the independence of our board of directors and potential conflicts of interest.

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
Properties
Our principal executive office is located at 3333 Deposit Drive Northeast, Grand Rapids, Michigan 49546. In addition to our principal executive office, we operate loan production offices across 25 cities in 15 states that are supported through our centralized operating center in Grand Rapids, Michigan.
Human Capital
To facilitate talent attraction and retention, we strive to create an inclusive, safe and healthy workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and welfare programs.
Employee Profile
As of December 31, 2025, we had 483 full-time employees and 8 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Compensation and Benefits
We provide a competitive compensation and benefits program to help meet the needs of our employees. Our compensation programs are designed to be market-competitive and performance-based, while remaining consistent with applicable laws, regulations and safety and soundness considerations. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off and family leave and an employee assistance program. Restricted stock awards are also available to certain employees.
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
We, the Bank, and in some cases, our nonbank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and clients, the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system rather than holders of our securities.
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
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiary to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
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
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
As of December 31, 2025, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026.
Additional information on our capital ratios may be found in Item 7 of this report under the heading "Capital Resources" included in "Management’s Discussion and Analysis of Results of Operations and Financial Condition" and in Item 8 of this report in the Notes to the Consolidated Financial Statements.
Payment of Dividends
We are a legal entity separate and distinct from the Bank. The primary sources of funds for our payment of dividends to our stockholders are cash on hand and dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank may pay. Under Michigan law, banks may not declare dividends out of capital or surplus. The Bank may only declare dividends on its common stock out of net income on hand, after deducting losses and bad debts, and provided the bank will have a surplus of 20.0% or more of its capital after payment of the proposed dividend. Moreover, a bank must transfer to surplus at least 10.0% of its net income (a) for the prior six months, in the case of quarterly or semiannual dividends or (b) for the two prior six-month periods, in the case of annual dividends.
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
Additional information about restrictions on payment of dividends by the Bank may be found in Item 8 of this report in the Notes to the Consolidated Financial Statements.

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
Transactions with Affiliates and Insiders
The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate as defined. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate is required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers, and principal stockholders.
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
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning the first quarterly assessment period of 2024. Based on current information and assumptions, we estimate our annual assessment rate to be 13 basis points in 2026.
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
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. FinCEN has adopted a beneficial ownership information reporting framework under the Corporate Transparency Act, which has been subject to subsequent regulatory modifications and currently applies on a limited basis, and financial institutions continue to be subject to existing customer due diligence requirements under applicable law. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the USA PATRIOT Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and civil money penalties against institutions found to be violating these obligations. Sanctions for violations of the USA PATRIOT Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.
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
In 2023, the Federal Reserve, OCC and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continued to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.
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
Substantially all of the Mortgage Loans Originated by our Bank Are Subject to the “Know Before You Owe” TRID Disclosures
Substantially all of our mortgage loans are subject to the CFPB’s Know Before You Owe TRID rule, which became effective for mortgage loans whose applications were received on or after October 3, 2015. The purpose of the TRID rule was to reconcile overlapping disclosure obligations under TILA and RESPA and to provide for integrated closing disclosure and loan estimate forms that would satisfy those requirements under both TILA and RESPA.

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
Revised QM Rules
On December 10, 2020, the CFPB, issued the revised qualified mortgage rules (the “QM Rules”) that replaced Appendix Q and the strict 43.0% debt-to-income ratio (“DTI”) underwriting threshold with a price-based “Qualified Mortgage Loan” definition. The revised QM Rules also terminated the “QM Patch,” under which certain loans eligible for purchase by Fannie Mae and Freddie Mac do not have to be underwritten to Appendix Q or satisfy the capped 43.0% DTI requirement. In order to qualify for QM status, the mortgage loan must continue to meet the statutory requirements regarding the 3.0% points and fees limits, and must not contain negative amortization, a balloon payment (except in the existing limited circumstances), or a term exceeding 30 years. Compliance with the revised QM rules became mandatory on October 1, 2022.
On the same day, the CFPB also issued a final “Seasoned QM” rulemaking that creates a pathway to “safe harbor” QM status for performing non-QM and “rebuttable presumption” QM first lien loans that meet certain performance criteria portfolio requirements over a seasoning period of at least 36 months and that satisfy certain product restrictions, points and fees limits, and underwriting requirements prior to consummation. The “Seasoned QM” rule became effective with respect to applications received on or after March 1, 2021.
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
On July 10, 2024, the CFPB proposed a rule to amend provisions of the CFPB Servicing Rules to significantly revamp requirements relating to borrowers experiencing payment difficulties (the “Proposed Rule”). The Proposed Rule includes a number of key changes to the servicing requirements in Regulation X (12 C.F.R. Part 1024), and would streamline existing requirements when borrowers seek payment assistance in times of distress, add safeguards when borrowers seek help, and revise existing requirements with respect to borrower assistance. The Proposed Rule would also require servicers to provide certain communications in languages other than English, such as when a borrower is seeking payment assistance with their mortgage. While many of the key concepts were anticipated by the industry, the proposed provisions go much further than expected. The CFPB accepted comments on the Proposed Rule through September 9, 2024. The CFPB may finalize, modify, or withdraw the Proposed Rule, or adopt related guidance, during 2026, and any such actions could require changes to mortgage servicing practices and may increase compliance costs.
CFPB Debt Collection Rules
On October 30, 2020, the CFPB issued a final rule to amend Regulation F, which implements the fair Debt Collection Practices Act (“FDCPA”), passed in 1977, to restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt (the “Debt Collection Rule”). The Debt Collection Rule focuses on debt collection communications and gives consumers more control over how often and through what means debt collectors can communicate with them regarding their debts. The Debt Collection Rule also clarifies how the protections of the FDCPA apply to newer communication technologies, such as email and text messages.
The Debt Collection Rule also contains provisions on disputes, and record retention, among other topics. The rule took effect on November 21, 2020. The CFPB issued a second debt collection final rule focused on consumer disclosures in December 2020. The second rule, issued in December 2020, clarifies disclosures debt collectors must provide to consumers at the beginning of collection communications and also prohibits debt collectors from suing or threatening to sue consumers on time barred debt. Additionally, the second rule requires debt collectors to take specific steps to disclose the existence of a debt to consumers before reporting information about the debt to a consumer reporting agency. Both rules took effect on November 30, 2021.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of non-public consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach. The Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the

Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused. The federal banking agencies require banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”
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

Risks related to our business
•Decreased residential mortgage origination, increased competition, and changes in interest rates may adversely affect our profitability
•Our mortgage banking profitability could significantly decline if we are not able to originate and resell a high volume of mortgage loans
•A decline in our MPP business could have a significant impact on our results of operations
•Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses
•A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects
•Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations, and deposits, many of which are brokered deposits, are our primary source of funding
•Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations
•If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our allowance for credit losses
•We may be required to repurchase or substitute mortgage loans or mortgage servicing rights (“MSRs”) that we have sold, or indemnify purchasers of our mortgage loans or MSRs
•We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of real property, or consumer protection initiatives or changes in state or federal law may substantially raise the cost of foreclosure or prevent us from foreclosing at all
•Our allowance for credit losses may prove to be insufficient to absorb actual losses in our loan portfolio
•Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our financial condition and results of operations
•Cyberattacks and other data and security breaches could result in serious harm to our reputation and adversely affect our business
•We may not be able to make technological improvements as quickly as demanded by our customers, which could harm our ability to attract customers and adversely affect our financial condition, results of operations, and liquidity
•We depend on our ability to sell loans in the secondary market to a limited number of investors and to the GSEs, and to securitize our loans into MBS through the GSEs. If our ability to sell or securitize mortgage loans is impaired, whether as a result of regulatory action or otherwise, the volume of mortgage loans that we are able to originate will be reduced

•We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors
•Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities
•Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business

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

Risks related to our common stock
•There is a limited trading market in our common stock, which will hinder your ability to sell our common stock and may lower the market price of the stock
•Our stock price may be volatile, and you could lose part or all of your investment as a result
•We may not pay dividends on our common stock in the future, and our ability to pay dividends is subject to certain restrictions
•The holders of our debt obligations and preferred stock will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends
•Michigan law and the provisions of our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies
•An investment in our common stock is not an insured deposit
•We qualify as an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Increased competition in our markets may result in pricing pressure, reduced loans, deposits and fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain customers in our mortgage origination, MPP, and banking businesses, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.
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
Our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by GSEs, and other institutional and non-institutional investors. Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity, which could result in a lower volume of corresponding loan originations. Changes in program eligibility requirements, pricing, capital standards, or other policies imposed by the GSEs or their regulator could reduce liquidity in the secondary market or adversely affect the profitability of our mortgage banking activities. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating qualifying loans and our costs of meeting such criteria.
The ability for us and our clients to originate and sell residential mortgage loans is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are Fannie Mae and Freddie Mac, GSEs whose activities are governed by federal law, any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our operations.. The federal government has for many years considered proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted.
A decline in our MPP business could have a significant impact on our results of operations.
Our MPP business accounted for 30.4% of our total revenues for the year ended December 31, 2025. All our MPP clients are residential mortgage originators who are subject to many of the same risks that affect our mortgage origination business. Accordingly, macroeconomic factors that may result in a decrease in our mortgage origination revenue would have a similar effect on our MPP revenue.
An increase in competition in MPP, including from GSEs or new market entrants, could adversely affect our financial condition and results of operations. Additionally, if GSEs who purchase loans from our MPP clients develop real-time funding products for mortgage originators, our MPP clients’ need for funding facilities such as our MPP facilities would be reduced.
The mortgage originators that participate in the MPP may also have fewer resources to weather adverse business developments, which may impair their ability to continue as going concerns and originate new mortgage loans. If a mortgage originator that participates in the MPP defaults on its obligations to us, we have recourse against both the mortgage originator and any unsold loans on our facility originated by the mortgage originator, but it is still possible that we may not be made whole. Additionally, in periods of market stress, the value or liquidity of mortgage loans securing our MPP facilities may decline, which could increase the risk of loss and limit our ability to recover amounts owed to us.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2025, approximately 99% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impairing the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss, any losses would adversely affect profitability. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. Declines in real estate values affecting particular property types or borrower segments in which we have concentrations could disproportionately increase credit risk in our loan portfolio. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. These risks may exist even if we did not originate the loan, were unaware of the environmental condition at origination, or otherwise complied with applicable environmental laws.

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
Additional liquidity is provided by brokered deposits and our ability to borrow from the FHLB. As of December 31, 2025, brokered deposits were approximately $2.64 billion, or 54.1% of our total deposits. Brokered deposits may be more rate sensitive than other sources of funding. In the future, those depositors may not replace their brokered deposits with us as they mature, or we may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or other sources of funds. Not being able to maintain or replace those deposits as they mature would adversely affect our liquidity. Additionally, if our Bank does not maintain its well-capitalized position, it may not accept or renew any brokered deposits without a waiver granted by the FDIC. We also may borrow from third-party lenders from time to time. Our ability to access borrowings, including from the FHLB, may be limited by the amount, type and market value of eligible collateral, which could decline during periods of market stress. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Additionally, as a BHC, we are dependent on dividends from our subsidiary as our primary source of income. Our subsidiary is subject to certain legal and regulatory limitations on their ability to pay us dividends. Any reduction or limitation on our subsidiary’s ability to pay us dividends could have a material adverse effect on our liquidity and in particular, affect our ability to repay our borrowings.
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
We frequently sell participations in MPP facilities to third parties in order to manage concentration risk and provide an additional source of funding. Third-party participants are generally not obligated to maintain or renew their participation interests, and their decisions may be based on factors unrelated to our credit performance or the performance of the underlying MPP facilities. If we are not able to maintain and attract such third parties to participate in these transactions or if any existing third parties terminate their participations in existing MPP facilities, then we could face loan concentration issues and capital constraints as we seek to provide alternative funding for the affected MPP facilities.
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
As of December 31, 2025, our nonperforming loans (which consist of nonaccrual loans and loans past due 90 days or more and still accruing interest, including loans reported at fair value) totaled $91.0 million, or 1.44% of total loans, and our nonperforming assets (which include nonperforming loans and other real estate owned at December 31, 2025) totaled $92.7 million, or 1.32% of total assets. In addition, we had $44.3 million in accruing loans that were 31 – 89 days delinquent as of December 31, 2025.
We may be required to repurchase or substitute mortgage loans or mortgage servicing rights (“MSRs”) that we have sold, or indemnify purchasers of our mortgage loans or MSRs.
We make representations and warranties to purchasers when we sell them a mortgage loan or an MSR, including in connection with securitizations. If a mortgage loan or MSR does not comply with the representations and warranties that we made with respect to it at the time of its sale, we could be required to repurchase the loan and/or indemnify secondary market purchasers for losses. If this occurs, we may have to bear any associated losses directly, as repurchased loans typically can only be resold at a steep discount to their repurchase price, if at all. We also may be subject to claims by purchasers for repayment of a portion of the premium we received from such purchaser on the sale of certain loans or MSRs if such loans or MSRs are repaid in their entirety within a specified time period after the sale of the loan. As of December 31, 2025, we accrued $2.1 million in expenses in connection with our reserve for repurchase and indemnification obligations. Actual repurchase and indemnification obligations could materially exceed the reserves we have recorded in our financial statements. Any significant repurchases, substitutions, indemnifications or premium recapture could be detrimental to our business. Additionally, in periods of market stress or heightened regulator or investor scrutiny, purchasers may be more likely to assert repurchase, indemnification or premium recapture claims.
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
We are currently rated by Fitch as a primary servicer. Servicer ratings are based on rating agency criteria and ongoing assessments of operational performance, compliance, financial condition and risk management practices, and may be revised, suspended or withdrawn at any time based on factors that may be outside of our control. If we were to lose our servicer rating, our reputation would be adversely affected. Additionally, losing our servicer rating would inhibit us from servicing securitized mortgage loans, which would result in a decrease in our mortgage servicing revenue.
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
As of December 31, 2025, our allowance for credit losses as a percentage of total loans HFI was 0.17% and as a percentage of total nonaccrual loans was 18.5%. Although management believes that the allowance for credit losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.
We depend on the accuracy and completeness of information provided by customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Customers, counterparties or third parties may intentionally provide misleading, incomplete or fraudulent information, and we may not detect all such inaccuracies despite our underwriting, verification and risk management procedures. Our internal controls, policies and procedures may not be sufficient to identify all inaccuracies or misrepresentations in the information on which we rely. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our stock.
We are known nationally for mortgage origination, MPP facilities and loan servicing, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and employees. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our stock may be materially adversely affected. Our reputation could also be harmed by events beyond our control, including regulatory actions, litigation, servicing disruptions, cybersecurity incidents, counterparty misconduct or negative publicity, even if the underlying allegations are unfounded. Adverse publicity or negative perceptions can spread rapidly and may have a disproportionate impact on our business regardless of the ultimate outcome. Damage to our reputation could adversely affect our ability to attract and retain customers, counterparties, employees, funding sources and investors, and could increase regulatory scrutiny and compliance costs.
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
We are dependent on information technology networks and systems, including those we maintain with our third-party vendors, including the internet, to securely collect, process, transmit and store electronic information. In the ordinary course of our business, we receive, process, retain and transmit proprietary information and sensitive or confidential data, including the public and non-public personal information of our team members, clients and loan applicants. Despite devoting significant time and resources to ensure the integrity of our information technology systems, we have not always been able to, and may not be able to in the future, anticipate or implement effective preventive measures against all security incidents or unauthorized access of our information technology systems or the information technology systems of third-party vendors that receive, process, retain and transmit electronic information on our behalf. Our incident response, business continuity and recovery plans may not be effective in preventing or mitigating all cybersecurity incidents or their impacts.
Security incidents, acts of vandalism, natural disasters, fire, power loss, telecommunication failures, team member misconduct, human error and developments in computer intrusion capabilities could result in a compromise of the technology that we or our third-party vendors use to collect, process, retain, transmit and protect the personal information and transaction data of our team members, clients and loan applicants. Similar events outside of our control can also affect the demands we and our third-party vendors may make to respond to any security incidents or similar disruptive events. We invest in industry-standard security technology designed to protect our data and business processes against risk of a data security incidents and cyberattack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. The technology and other controls and processes designed to secure our team member, client and loan applicant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls have not always detected, and may in the future fail to prevent or detect, unauthorized access to our team member, client and loan applicant information.
The techniques used to obtain unauthorized, improper or illegal access to our systems and those of our third-party vendors, our data, our team members’, clients’ and loan applicants’ data or to disable, degrade or sabotage service are constantly evolving, and have become increasingly complex and sophisticated, including but not limited to artificial intelligence, which may be used by threat actors to perpetuate cyberattacks. Furthermore, such techniques change frequently and are often not recognized or detected until after they have been launched, and therefore, we may be unable to anticipate these techniques and may not become aware in a timely manner of such a security incident, which could exacerbate any damage we experience. Cyber security attacks can originate from a wide variety of sources, including third parties such as criminal threat actors, persons involved with organized crime or associated with external service providers, or foreign state or foreign state-supported actors. Those parties may also attempt to fraudulently induce team members, vendors, vendors’ clients and loan applicants or other users of our systems to disclose sensitive information in order to gain access to our data or that of our team members, vendors, clients and loan applicants.
Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of criminal threat actors, organized crime, terrorists, and other external parties, including foreign state actors. We, our clients and loan applicants, regulators, vendors and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, brute force attacks, denial of service, improper access by team members or third-party vendors, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware, supply chain attacks, or other security incidents that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our team members, our clients and loan applicants or of third parties, or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network access or business operations.
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
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies). The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology, such as mobile and online services, to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology- driven products and services as quickly as competitors or be successful in marketing these products and services to our clients. Rapid technological change may require significant and ongoing investment, and delays, cost overruns or unsuccessful implementations could adversely affect our competitive position. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract customers and adversely affect our financial condition, results of operations, and liquidity.
Our products use software, hardware and services that may be difficult to replace or cause errors or failures of our products that could adversely affect our business.
In addition to our custom-curated and proprietary software, we license third-party software, utilize third-party hardware and depend on services from various third parties for use in our products. In the future, this software or these services may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software or services could result in decreased functionality of our products until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business. We may be dependent on a limited number of third-party providers for certain critical services, and replacing such providers may be costly, time-consuming or impracticable in the short term. In addition, any errors or defects in or failures of the software or services we rely on, whether maintained by us or by third parties, could result in errors or defects in our products or cause our products to fail, which could adversely affect our business and be costly to correct. Many of our third-party providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients or to other third parties that could harm our reputation and increase our operating costs. We will need to maintain our relationships with third-party software and service providers and to obtain software and services from such providers that do not contain any errors or defects. Any failure to do so could adversely affect our ability to deliver effective products to our clients and loan applicants and adversely affect our business.
The developments and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.
The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, which infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any failure by us or our third-party providers to appropriately govern, monitor or control the use of AI could expose the Company to liability, regulatory action or reputational harm. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. Many of these judgments and estimates involve complex methodologies and are sensitive to changes in economic conditions, interest rates and market assumptions. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our needing to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock, and adversely affect our business, financial condition and results of operations.
A portion of our assets are measured at fair value. Fair value determinations require many assumptions and complex analyses, and we cannot control many of the underlying factors. If our estimates prove to be incorrect, we may be required to write down the value of such assets, which could adversely affect our earnings, financial condition and liquidity.
We measure the fair value of our mortgage loans held for sale, derivatives, interest rate lock commitments (“IRLCs”) and MSRs on a recurring basis and we measure the fair value of other assets, such as certain mortgage loans HFI, certain impaired loans and other real estate owned, on a nonrecurring basis. Fair value determinations require many assumptions and complex analyses, especially to the extent there are no active markets for identical assets. For example, we generally estimate the fair value of loans held for sale based on quoted market prices for securities backed by similar types of loans. If quoted market prices are not available, fair value is estimated based on other relevant factors, including dealer price quotations and prices available for similar instruments, to approximate the amounts that would be received from a third party. In addition, the fair value of IRLCs are measured based upon the difference between the current fair value of similar loans (as determined generally for mortgages held for sale) and the price at which we have committed to originate the loans, subject to the anticipated loan financing probability, or pull-through factor (which is both significant and highly subjective).
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
There can be no assurance that we will be able to continue to grow and to remain profitable in future periods, or, if profitable, that our overall earnings will remain consistent with our prior results of operations, or increase in the future. A downturn in economic conditions in our market, particularly in the real estate market, heightened competition from other financial services providers, an inability to retain or grow our core deposit base, regulatory and legislative considerations, and failure to attract and retain high-performing talent, among other factors, could limit our ability to grow assets, or increase profitability, as rapidly as we have in the past. Sustainable growth requires that we manage our risks by following prudent loan underwriting standards, balancing loan and deposit growth without materially increasing interest rate risk or compressing our net interest margin, maintaining more than adequate capital at all times, managing a growing number of customer relationships, scaling technology platforms, hiring and retaining qualified employees and successfully implementing our strategic initiatives. Our ability to execute our strategy may be constrained by regulatory requirements, capital and liquidity considerations, technology limitations, or changes in market conditions. We must also successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient and timely manner and identify deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in loan volume in various markets and the infrastructure that comes with expanding operations, including new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to effectively manage and grow our banking platform, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth. We may not have, or may not be able to develop, the knowledge or relationships necessary to be successful in new markets. Our failure to sustain our historical rate of growth, adequately manage the factors that have contributed to our growth or successfully enter new markets could have an adverse effect on our earnings and profitability and, therefore on our business, financial condition and results of operations.

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
Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. As part of such succession planning, other executives and high performing individuals have been identified and are provided certain training in order to be prepared to assume particular management roles and responsibilities in the event of the departure of a member of our executive management team. While we engage in succession planning, there can be no assurance that such planning will be effective or that suitable replacements will be available on a timely basis. However, the loss of any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, and knowledge of our market areas, our failure to develop and implement a viable succession plan, the difficulty of finding qualified replacement personnel, or any difficulties associated with transitioning of responsibilities to any new members of the executive management team. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.
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
Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. Integration risks may be exacerbated by differences in business practices, risk management approaches, regulatory compliance cultures or operating systems between us and an acquired institution. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have an adverse effect on our business, financial condition and results of operations.
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
From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. The adoption of new accounting standards may also require changes to our systems, processes or internal controls and may divert management time and resources. Additionally, as an emerging growth company we intend to take advantage of extended transition periods for complying with new or revised accounting standards affecting public companies.
Litigation and regulatory actions, including possible enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.
In the normal course of business, from time to time, we have in the past and may in the future be named as a defendant in various legal actions, arising in connection with our current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, in the future our regulators may impose consent orders, civil money penalties, matters requiring attention, or similar types of supervisory criticism. We may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or prior business activities. Any such legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, diminished income and damage to our reputation. Regulatory actions or enforcement proceedings could also restrict our ability to engage in certain business activities, pursue acquisitions, pay dividends or grow our business. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have an adverse effect on our business, results of operations and results of operations.
Severe weather, natural disasters, pandemics, acts of war or terrorism or other external events could significantly impact our business.
Severe weather, natural disasters, widespread disease or pandemics, civil unrest, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. These events could also disrupt our operations, workforce, technology systems, third-party service providers or customers, and may limit our ability to deliver products and services. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.
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
Our business is susceptible to fraud.
The Company’s business exposes it to fraud risk from loan and deposit customers, the parties they do business with, as well as from employees, contractors and vendors. Fraud risks include, among other things, identity theft, account takeover, wire fraud, payment fraud, social engineering schemes, and other forms of financial crime, which are increasingly sophisticated and difficult to detect. The Company relies on financial and other data from new and existing customers which could turn out to be fraudulent when accepting such customers, executing their financial transactions and making and purchasing loans and other financial assets. In times of increased economic stress, the Company is at increased risk of fraud losses. The Company believes it has underwriting and operational controls in place to prevent or detect such fraud, but cannot provide assurance that these controls will be effective in detecting fraud or that the Company will not experience fraud losses or incur costs or other damage related to such fraud, at levels that adversely affect financial results or reputation. The Company’s lending customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of services. The Company’s and its customers’ exposure to fraud may increase the Company’s financial risk and reputation risk as it may result in unexpected litigation expense, other costs and loan losses that exceed those that have been provided for in the allowance for credit losses.
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
In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of our subsidiary or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition and results of operations.
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
Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. We may also have limited ability to control or monitor how third-party service providers safeguard information once it is shared with them. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.
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
We face the risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act of 1970 (the “BSA”), the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”), and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC), which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Regulatory expectations regarding BSA/AML and sanctions compliance continue to evolve, and increased transaction volumes, new products, digital delivery channels or reliance on third-party service providers may increase compliance risk. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

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
Our stock price may also be affected by factors unrelated to our operating performance, including general market volatility, investor sentiment, interest rate changes or macroeconomic trends. In particular, the realization of any of the risks described in this section could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance.
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
In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us as well as any preferred stock that has been issued. As of December 31, 2025, we had an outstanding aggregate of $96.9 million of subordinated notes, net of debt issuance costs, and we had an outstanding aggregate $25.0 million of non-cumulative perpetual preferred stock. We could incur such debt obligations or issue preferred stock in the future to raise additional capital. In such event, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to the debt holders are satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we will be required to pay interest on the subordinated notes and dividends on the trust preferred securities and preferred stock before we will be able to pay any dividends on our common stock.
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
The third-party risk management programs report functionally to our overall risk management function, led by our Chief Risk Officer. The information security program, led by our Chief Information Security Officer, evaluates internal and external cybersecurity threat factors according to a written policy statement approved by the Board periodically. We maintain processes to evaluate third parties whose information systems support our critical operations.
The third-party risk management programs evaluate cybersecurity risks and information systems of third parties at onboarding and on an ongoing basis. Processes include evaluating reports and/or performing assessments of a third party’s information systems leveraging cybersecurity frameworks such as Cybersecurity Framework (CSF) and NIST 800-53 published by the US National Institute of Standards and Technology, as well as evaluating reports issued by a third party’s auditors developed under the attestation standards issued by the American Institute of Certified Public Accountants (AICPA). We integrate risk mitigation into additional onboarding requirements to address identified risk factors, such as developing service level agreements and minimum required information security performance expectations to enable cybersecurity threats and incidents to be managed within applicable industry or regulatory standards. We require contracts of third parties to incorporate industry and regulatory standard clauses requiring reporting to us of the occurrence and mitigation of cybersecurity threats and incidents as well as to maintain adequate levels of cybersecurity insurance coverage.
The information security program performs periodic risk assessments of our information systems and cybersecurity threats using industry standard methodologies based on NIST Cybersecurity Framework, as well as regulatory guidance issued by the Federal Financial Institutions Examination Council (FFIEC) and state and federal regulators, including the Federal Deposit Insurance Corporation and the Michigan Department of Insurance and Financial Services. Based on risk, our information security program performs internal engagements to provide assurance to senior management and the Board that our information systems are able to identify, escalate and mitigate cybersecurity threats on a routine basis. We also engage external independent parties to perform independent audit engagements, as well as other assessments of our information security and third-party risk management programs and information systems.
We are exposed to cybersecurity threats and incidents that can range from uncoordinated individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company or its third-party service providers. While we have experienced, and expect to continue to experience, cybersecurity threats, we have not experienced a material cybersecurity incident in the two-year period ended December 31, 2025. The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory scrutiny or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations. We evaluate the risks of data theft (including theft of sensitive, proprietary and other data categories, in addition to personal data), and harm to customer or third-party relationships or the possibility of litigation or regulatory investigation or actions that could materially adversely affect our results of operations and our reputation. Please see Part I, Item 1A Risk Factors for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Cybersecurity Governance
A management-level Cyber Security Oversight Council (“CSOC”) assists management and the Board of Directors in the oversight and risk management of information security. This Committee is responsible for updates which summarize cybersecurity threats and incident monitoring activity, along with details of remediation to address threats and incidents. The updates consider both internal as well as external threat events and outlines management’s approach to enable the timely identification and notice of a material incident, should one occur, without unreasonable delay.
The Board of Directors receives periodic training related to cybersecurity and is responsible for approval and oversight of management’s policies governing information system security and cybersecurity threats and incidents, as well as oversight of management’s approach to secure our information systems. The Board of Directors delegates the primary oversight of risk management to the Audit Committee of the Board.
The Audit Committee receives and reviews reports on our risk management processes, which include management’s assessments of cybersecurity threats and incident management functions. The Audit Committee receives periodic reporting of cybersecurity-related items from the Chief Information Security Officer (“CISO”), including reports related to social engineering, the effectiveness of cybersecurity training, vulnerability and penetration assessments performed on the Company’s information systems by internal and by external parties, audit reports of information systems and cybersecurity threat and incident monitoring.
Potential cybersecurity incidents are reviewed and evaluated by the CISO and the CSOC. The evaluation includes reporting to the CSOC of any mitigation or remediation determined necessary to address the threat posed by the reported event. If any cybersecurity event rose to the level of a material cybersecurity incident, management maintains an incident response plan leveraging a cross-functional team to mitigate the impact, maintain business continuity and provide for internal and external communication, including potentially required notifications.
Our CISO has over 25 years of relevant experience and formal training in the areas of cybersecurity, risk management, and data privacy in the financial services industry. Our CISO holds a Masters of Science in Computer Information Systems and has obtained numerous professional certifications.

Item 2. Properties
Our principal executive office is located at 3333 Deposit Drive Northeast, Grand Rapids, Michigan 49546 and our telephone number at that address is (616) 940-9400. In addition to our principal executive office, we operate loan production offices across 25 cities in 15 states that are supported through our centralized operating center in Grand Rapids, Michigan. We believe that our properties are in good condition and are suitable and adequate to our needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II - Other Information
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “NPB”. Our common stock began trading on the New York Stock Exchange on February 14, 2025.
At the close of business on March 27, 2026, the number of shares outstanding was 34,494,116. There were approximately 46 owners of record of our common stock on that date.
The following graph shows the cumulative total stockholder return (including the reinvestment of dividends) on an investment in Northpointe Bancshares, Inc.’s common stock compared to the Russell 2000 Index and the KBW Regional Banking Index. The comparison assumes a $100 investment on February 17, 2025 at the initial price of $14.50 set in the Company’s initial public offering and through December 31, 2025. The comparisons in this table are set forth in response to Securities and Exchange Commission (“SEC”) disclosure requirements and therefore are not intended to forecast or be indicative of future performance of the common stock.

Dividends
We have no obligation to pay dividends and we may change our dividend policy at any time without giving notice to our stockholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Information on restrictions on payments of dividends by us may be found in Item 1 of this report under the heading “Supervision and Regulation” and is incorporated by reference herein.

Equity Compensation Plan Information
Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025. Such information is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its own common stock during the fourth quarter of 2025. The Company has no publicly announced repurchase plans or programs. The Company did not sell any unregistered securities during the three years ended December 31, 2025.

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d ) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (dollars in 000s)

October 1 - October 31, 2025	—	$—	—	$—
November 1 - November 30, 2025	—	—	—	—
December 1 - December 31, 2025	—	—	—	—
Total for Fourth Quarter ended December 31, 2025	—	$—	—	$—

Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward-looking statements. We assume no obligation to update any of these forward-looking statements.

Business Overview
Northpointe Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Grand Rapids, Michigan. Our common stock is traded on the New York Stock Exchange under the ticker symbol NPB. Through our wholly-owned subsidiary, Northpointe Bank (the “Bank”), we focus on (1) providing a best-in-class platform for independent mortgage bankers nationwide to utilize as an alternative to traditional mortgage warehouse lending (we refer to this business as our Mortgage Purchase Program, or “MPP”) and (2) offering attractive products and services to our residential mortgage and digital banking retail customers.
Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We are a nationwide mortgage lender, with 122 mortgage originators across 25 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 25 cities in 15 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
Our results of operations are driven by a combination of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities, as well as fee income from a variety of sources. Key components of noninterest income include gains from the sale loans, loan servicing fees, MPP fees, service charges from our deposit services, and other fees. Our principal operating expense, aside from interest expense, consists of salaries and employee benefits, including commissions paid to loan originators, occupancy and equipment costs, data processing expense, professional fees, and provisions for credit losses. Our income is affected by regulatory, economic, and competitive factors that influence interest rates, residential loan demand and deposits costs. In addition, we are subject to interest rate risk to the degree that our interest-earnings assets mature or reprice at different times or at different speeds than our interest-bearing liabilities.

Known Trends and Uncertainties
Our results of operations and financial condition are influenced by several known trends and uncertainties that management believes are reasonably likely to have a material impact on future performance. These trends and uncertainties include changes in residential mortgage origination volumes, interest rate levels and volatility, competition for deposits and broader macroeconomic conditions affecting housing demand. In particular, sustained changes in interest rates may affect net interest margin, mortgage refinancing activity, gain on sale revenue, customer deposit behavior, and the valuation of mortgage servicing rights. Management continually evaluates these factors in assessing operating performance, capital adequacy, and liquidity planning.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions and complex judgments that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments.
Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses (“ACL”), the lender risk account (“LRA”) for loans we have sold to the Federal Home Loan Bank of Indianapolis (“FHLB”), and the capitalized mortgage loan servicing rights (“MSR”) are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our financial position or results of operations.
Our methodology for determining the ACL and related provision for credit losses is described later in this section under “Provision for Credit Losses” and “Loan Portfolio”. In particular, this area of accounting requires a significant amount of judgment because a multitude of factors can influence the ultimate collection of a loan or other type of credit. It is extremely difficult to precisely measure the amount of expected credit losses in our loans held for investment (“HFI”) portfolio. We use a rigorous process to attempt to estimate the necessary ACL and related provision for credit losses, but there can be no assurance that our modeling process will successfully identify all of the expected credit losses in our loan portfolio. The assumptions around establishing reasonable and supportable economic forecasts are particularly subjective. We believe the assumptions we utilize in estimating our ACL are reasonable based upon accepted industry practices and represent neither the most conservative nor aggressive assumptions.
We have established an LRA for loans sold to the FHLB. The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. We carry the asset at estimated fair value. The fair value of our LRA is determined based on a valuation model used by an independent third party, which is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, expected loss rates and other factors. These assumptions are particularly subjective and can have a material effect on the estimated LRA balance and income. We believe the assumptions that we utilize in estimating fair value are reasonable based upon accepted industry practices and represent neither the most conservative nor aggressive assumptions.
We establish MSR assets when we sell loans with servicing retained and when we purchase mortgage servicing. MSRs are measured at fair value, with new capitalization reported in net gain on sale of loans and any subsequent changes reported in loan servicing fees. The fair value of our MSRs are determined based on a valuation model used by an independent third party. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. These assumptions are particularly subjective and can have a material effect on the estimated MSR balances and income. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative nor aggressive assumptions.
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

Recent Developments
On December 9, 2025, we issued $70.0 million in aggregate principal amount of our 7.50% Fixed-to-Floating Rate Subordinated Notes due 2035. The proceeds of this issue, along with cash reserves, was used to redeem the remaining $77.0 million of our 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Series A Preferred Stock (“Series A”) on December 30, 2025. We elected to redeem the Series A preferred stock because its interest rate was scheduled to reset to a higher rate on January 2, 2026. Preferred stock dividends and related costs for the year ended December 31, 2025 included $3.2 million in unamortized deal issuance costs related to the redemption of the Series A preferred stock, and a special one-time dividend of $2.50 per share paid on June 30, 2025 on our Series A preferred stock and our 8.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B”).
On March 12, 2026, the Company issued $20.0 million of subordinated notes due March 15, 2036. The notes become redeemable on March 15, 2031. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through March 15, 2031 and convert to a variable rate of three-month SOFR plus 4.24% with payments due quarterly.
More detail on our subordinated notes and preferred stock is provided in Note 9 and Note 11, respectively, in our Notes to Consolidated Financial Statements.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. These changes did not have a material impact on our federal income tax expense or liability for the year ended December 31, 2025. We do not expect these changes to have a material impact on future periods.

Primary Factors Used to Evaluate our Business
In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.
Net Interest Income
Net interest income is generally the most significant contributor to our net income. Net interest income represents interest income from interest earning assets, primarily our loan portfolio, including MPP, residential mortgage loans, and our first lien home equity product AIO loans, as well as interest earned on our liquid assets primarily invested at the Federal Reserve and FHLB dividends, less interest expense on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings, which are used to fund those assets. The amount of our net interest income is affected by overall loan demand, economic conditions, the slope of the yield curve, and changes in the absolute level of interest rates, the amounts and composition of our loan portfolio and interest-bearing liabilities.
For 2025 and 2024, net interest income accounted for more than half of our total revenue. During periods when market conditions are such that industry residential loan originations are significantly higher, it is expected that noninterest income will grow substantially, driven primarily by gain on sale of mortgage loans, resulting in net interest income dropping to under half of total revenue.
Noninterest Income
Noninterest income consists of service charges on deposits and related fees, loan servicing fees, MPP related fees, net gains on the sale of loans and other noninterest income. Noninterest income is a key contributor to our net income and is expected to account for more than half of our revenue in market conditions when industry residential mortgage loan origination volumes are significantly higher.
Noninterest Expense
Noninterest expense includes salaries and employee benefits, occupancy and equipment costs, data processing expense, professional fees, and other taxes and insurance and other noninterest expense. In evaluating our level of noninterest expense, we also monitor our efficiency ratio. As a residential real estate mortgage-focused bank, our efficiency ratio will typically be higher than other non-mortgage focused banks and will tend to decrease significantly with any meaningful increase in industry mortgage originations. The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
We continually seek to identify ways to streamline our business and operate more efficiently, which has enabled us to reduce our noninterest expense in both absolute terms and as a percentage of our revenue while continuing to achieve growth in total loans and assets. A significant component of our expense base is mortgage- related commissions, which are variable in nature and increase or decrease in line with residential mortgage originations. We also proactively manage our production-related back-office expenses and will right size those expenses where possible based on the anticipated level of production.
Over the past several years, and most notably since becoming a public company, we have made investments in people and technology to continue our growth strategy, and to bolster our risk management functions including cybersecurity. We believe we are well positioned to continue our growth trajectory without meaningful additions to our current cost structure.
Public Company Costs
We completed our initial public offering in February of 2025. As a result, we have incurred additional costs associated with operating as a public company in 2025. While we expect certain public company costs to moderate over time as we scale and gain operating efficiencies, we expect that these costs will continue to be elevated from additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.
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
Liquidity
We manage liquidity based upon factors that include the level of diversification of our funding sources, the composition and duration of our deposits, the availability of unused funding sources, off-balance sheet obligations, the amount of cash we hold and the availability of assets to be readily converted into cash without undue loss. Our liquidity position benefits significantly from the fact that over half of the loan portfolio is in MPP, in which loans typically have a dwell time on the client’s facility for less than 30 days after the loan is funded, and which we have the unilateral right not to fund. We maintain appropriate funding capacity through our diversified and nimble funding structure, which includes a scalable digital banking platform, non-brokered rate board time deposits, brokered CDs, and access to funding from the FHLB and other smaller facilities. The FDIC evaluates the liquidity of our Bank on a stand-alone basis pursuant to applicable guidance and policies.
Capital
We manage our capital by tracking the level and quality of capital with consideration given to our overall financial condition, our asset quality, our level of allowance for credit losses, our geographic and industry concentrations, and other risk factors in our balance sheet, including interest rate sensitivity and off-balance-sheet commitments. Bank holding companies and banks are subject to various regulatory capital requirements administered by federal bank and state regulatory agencies. Our Bank is subject to minimum risk-based and leverage capital requirements under federal regulations implementing the Basel III framework, and to regulatory thresholds that must be met for an insured depository institution to be classified as “well-capitalized” under the prompt corrective action framework. Our capital ratios and the capital ratios of our Bank at December 31, 2025 exceeded all applicable minimum capital requirements and the regulatory standards for our Bank to be “well- capitalized.”

Highlights for 2025
•Net income available to common stockholders for the year ended December 31, 2025 was $71.6 million, an increase of $24.5 million, or 51.9%, from $47.2 million for the year ended December 31, 2024.
•Earnings per diluted common share increased to $2.11 for 2025, compared to $1.83 for 2024.
•Net interest income before provision for the year ended December 31, 2025 increased by $36.5 million compared to the year ended December 31, 2024, reflecting $1.17 billion increase in average interest-earning assets and a 16 basis point improvement in net interest margin.
•Noninterest expense for the year ended December 31, 2025 increased by $14.6 million compared to the year ended December 31, 2024, primarily driven by higher incentive compensation expense reflecting the improvement in financial performance.
•Demonstrated strong balance sheet growth.
•MPP facilities increased by $1.71 billion at December 31, 2025 compared to December 31, 2024.
•AIO loans increased by $120.5 million at December 31, 2025 compared to December 31, 2024.
•Total deposits increased by $1.45 billion at December 31, 2025 compared to December 31, 2024, and include growth in the Company’s diversified digital deposit banking platform including two new deposit relationships added during 2025, along with growth in brokered CDs.
•Liquidity remained stable, with total cash and cash equivalents of $496.5 million at December 31, 2025, up $120.2 million, or 31.9% compared to $376.3 million at December 31, 2024.
•As of December 31, 2025, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	For the Years Ended December 31,
	2025			2024
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$5,554,219	$351,238	6.32%	$4,427,420	$285,490	6.45%
Securities, AFS(3)	8,250	463	5.61%	9,819	637	6.49%
Securities, FHLB Stock	74,510	6,513	8.74%	69,243	6,399	9.24%
Interest bearing deposits	513,213	21,990	4.28%	476,288	25,006	5.25%
Total earning assets	6,150,192	380,204	6.18%	4,982,770	317,532	6.37%
Noninterest earning assets(4)	108,067			138,653
Total assets	$6,258,259			$5,121,423
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$865,349	$37,551	4.34%	$412,396	$19,911	4.83%
Money market & savings	379,012	14,358	3.79%	380,131	16,691	4.39%
Time	2,856,257	124,830	4.37%	2,221,123	114,523	5.16%
Total interest-bearing deposits	4,100,618	176,739	4.31%	3,013,650	151,125	5.01%
Sub debt	33,497	3,138	9.37%	41,557	3,886	9.35%
Borrowings	1,250,919	49,588	3.96%	1,310,330	48,306	3.69%
Total interest-bearing liabilities	5,385,034	229,465	4.26%	4,365,537	203,317	4.66%
Noninterest-bearing liabilities
Noninterest-bearing deposits	234,109			250,135
Other noninterest-bearing liabilities	43,233			54,130
Total noninterest-bearing liabilities	277,342			304,265
Equity	595,883			451,621
	$6,258,259			$5,121,423
Net interest spread(5)			1.92%			1.72%
Net interest margin(6)		$150,739	2.45%		$114,215	2.29%
____________________
(1)Loan balance includes loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $144,000 and $303,000 for 2025 and 2024, respectively, are included in interest income.
(3)Average yield based on carrying value and there are no tax-exempt securities in the portfolio.
(4)Noninterest-earning assets includes the allowance for credit losses.
(5)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(6)Net interest margin is net interest income divided by total average interest-earning assets.

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

	For the Year Ended December 31,
	2025 vs 2024
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$72,658	$(6,910)	$65,748
Securities, AFS	(101)	(73)	(174)
Securities, FHLB Stock	487	(373)	114
Interest-bearing deposits	1,940	(4,956)	(3,016)
Total interest-earning assets	74,984	(12,312)	62,672
Interest-Bearing Liabilities
Deposits:
Transaction accounts	21,871	(4,231)	17,640
Money market & savings	(33)	(2,300)	(2,333)
Time	32,748	(22,441)	10,307
Total interest-bearing deposits	54,586	(28,972)	25,614
Sub debt	(754)	6	(748)
Borrowings	(2,189)	3,471	1,282
Total interest-bearing liabilities	51,643	(25,495)	26,148
Net interest income / margin	$23,341	$13,183	$36,524
For the year ended December 31, 2025, net interest income totaled $150.7 million, an increase of $36.5 million, or 32.0%, from $114.2 million for the year ended December 31, 2024. This year-over-year increase was driven primarily by a $1.17 billion increase in average-earning assets and a 16 basis point improvement in net interest margin.
Average interest-earning assets increased to $6.15 billion at December 31, 2025, compared to $4.98 billion at December 31, 2024, reflecting strong growth in MPP and AIO loans, partially offset by continued run-off from the remainder of the loans HFI portfolio.
Net interest margin increased to 2.45% for the year ended December 31, 2025, compared to 2.29% for the year ended December 31, 2024. This increase was driven primarily by a decrease in the average rate paid on interest-bearing deposits, consistent with the decrease in the federal funds rate, which outpaced the decrease in the yield earned on interest-earning assets.
Provision (Benefit) for Credit Losses
The provision (benefit) for credit losses represents a charge (gain) to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected future credit losses. The provision (benefit) for credit losses is impacted by inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, recent historical and projected future economic conditions, loan growth, the direction of the change in collateral values, and the level of actual net charge-offs incurred. Our provision (benefit) for credit losses reflect risks in the HFI loan portfolio, which is comprised predominately of collateralized single-family mortgage loans, with very low historical loss experience. Our provision (benefit) for credit losses reflects both our loans HFI portfolio and the unfunded commitments on that portfolio.
For the year ended December 31, 2025, total provision for credit losses was $2.1 million compared to a provision benefit of $328,000 for the year ended December 31 2024. This increase was driven primarily by higher levels of net charge-offs and additional provisions related to the continued growth in MPP and AIO loans.
The provision for credit losses related to loans was an expense of $2.2 million for the year ended December 31, 2025, reflecting net charge-offs of $2.9 million and an ending allowance for credit losses of $10.4 million. For the year ended

December 31, 2024, the provision for credit losses related to loans was an expense of $881,000, reflecting $2.0 million in net charge-offs and an ending allowance for credit losses of $11.2 million.
The provision for unfunded loan commitments was a benefit of $55,000 for the year ended December 31, 2025, as compared to a benefit of $1.2 million for the year ended December 31, 2024. The decrease reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.

Noninterest income
The following table presents the major components of our noninterest income for the years ended December 31, 2025 and 2024:

(Dollars in thousands) Noninterest Income	For the Years Ended December 31,		$ Increase (Decrease)	% Change
	2025	2024
Service charges on deposits and other fees	$890	$1,813	$(923)	(50.9)%
Loan servicing fees	4,719	8,876	(4,157)	(46.8)%
MPP fees	6,022	5,418	604	11.1%
Net gain on sale of loans	77,198	56,688	20,510	36.2%
Other noninterest income	2,151	128	2,023	1580.5%
	$90,980	$72,923	$18,057	24.8%

For the year ended December 31, 2025, noninterest income totaled $91.0 million, an increase of $18.1 million, or 24.8%, from $72.9 million for the year ended December 31, 2024. This increase was driven primarily by higher net gains on sales of loans and other noninterest income, partially offset by lower loan servicing fees.
The following tables present the major components of our loan servicing fees and net gain on sale of loans for the years ended December 31, 2025 and 2024:

(Dollars in thousands) Loan Servicing Fees	For the Years Ended December 31,		$ Increase (Decrease)	% Change
	2025	2024
Fees on servicing	$7,739	$12,277	$(4,538)	(37.0)%
Change in fair value of MSRs (1)	(3,020)	(3,401)	381	(11.2)%
	$4,719	$8,876	$(4,157)	(46.8)%

(1) Includes change in fair value and paid in full MSRs.
For the year ended December 31, 2025, loan servicing fees decreased by $4.2 million compared to the year ended December 31, 2024. This decrease was largely due to the bulk sale of mortgage servicing rights early in 2024, as we made the strategic decision to scale back that part of our business.

(Dollars in thousands) Net Gain on Sale of Loans	For the Years Ended December 31,		$ Increase (Decrease)	% Change
	2025	2024
Capitalized MSRs	$4,639	$5,004	$(365)	(7.3)%
Change in fair value of loans (1)	10,037	8,504	1,533	18.0%
Gain (loss) on sale of portfolio loans (2)	1,234	(9,586)	10,820	(112.9)%
Gain on sale of loans, net (3)	61,288	52,766	8,522	16.2%
	$77,198	$56,688	$20,510	36.2%

Total net gain on sale of loans	$77,198	$56,688	$20,510	36.2%
Exclude: change in fair value of loans HFI and LRA	(9,432)	(11,151)	1,718	(15.4)%
Exclude: (Gain) loss on sale of portfolio loans	(1,234)	9,586	(10,820)	(112.9)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$66,532	$55,123	$11,408	20.7%
(1) - Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) - Includes proceeds from portfolio loan sales, which are netted against any associated changes in fair value of loans to determine total gain or loss on sale.
(3) - Includes (a) net premium from sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) change in fair value of lender risk account.
For the year ended December 31, 2025, net gain on sale of loans increased by $20.5 million compared to the year ended December 31, 2024. The table above shows the components of net gain on sale of loans and pulls out the effect of fair value adjustments and portfolio sales to show operational gain on sale of loans held for sale. Net gain on sale of loans for the year ended December 31, 2025 included a gain of $9.4 million from the combined change in fair value of loans HFI and LRA, both attributable to changes in market interest rates, and a gain of $1.2 million on the sale of portfolio loans. For the year ended December 31, 2024, the combined change in fair value of fair value of loans HFI and LRA totaled $11.2 million and included a net loss on sale of portfolio loans of $9.6 million. Excluding these items, net gain on sale of loans was $66.5 million for the year ended December 31, 2025, an increase of $11.4 million from $55.1 million for the year ended December 31, 2024. This increase was driven primarily by higher saleable residential mortgage rate lock commitments and originations.
For the year ended December 31, 2025, other noninterest income increased by $2.0 million compared to the year ended December 31, 2024. This increase was driven primarily by higher gains on the extinguishment of debt and on sales of real estate owned, along with a $1.1 million loss from premium refunded on certain loans in the bulk MSR sale (delinquency, underwriting deficiencies, etc.) recorded for the year ended December 31, 2024. We recognized a $2.0 million gain on the extinguishment of $102.5 million in FHLB advances for the year ended December 31, 2025, compared to a $1.7 million gain on the extinguishment of $50.0 million in FHLB advances for the year ended December 31, 2024.

Noninterest expense
The following table presents the major components of our noninterest expense for the years ended December 31, 2025 and 2024:

(Dollars in thousands) Noninterest Expense	For the Years Ended Ended December 31,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and employee benefits	90,171	77,791	$12,380	15.9%
Occupancy and equipment	3,449	4,454	(1,005)	(22.6)%
Data processing expense	8,726	8,960	(234)	(2.6)%
Professional fees	6,235	4,139	2,096	50.6%
Other taxes and insurance	7,584	7,024	560	8.0%
Other	13,063	12,222	841	6.9%
	$129,228	$114,590	$14,638	12.8%
For the year ended December 31, 2025, noninterest expense totaled $129.2 million, an increase of $14.6 million, or 12.8%, from $114.6 million for the year ended December 31, 2024. The increase was driven primarily by higher salaries and benefits expense and professional fees. The table below identifies the primary components of salaries and benefits:

(Dollars in thousands) Salaries and Employee Benefits	For the Years Ended December 31,		$ Increase (Decrease)	% Change
	2025	2024
Salaries and other compensation	$36,354	$37,045	$(691)	(1.9)%
Salary deferral from loan origination	(4,328)	(4,001)	(327)	8.2%
Bonus and incentive compensation	15,996	8,361	7,635	91.3%
Mortgage production - variable compensation	29,168	26,108	3,060	11.7%
Employee benefits	12,981	10,278	2,703	26.3%
Total salaries and employee benefits	$90,171	$77,791	$12,380	15.9%
For the year ended December 31, 2025, salaries and employee benefits expense increased by $12.4 million compared to the year ended December 31, 2024. This increase was driven primarily by higher bonus and incentive compensation, reflecting the improvement in business activity over the prior year level, additional restricted stock expense from the initial public offering, as well as higher variable compensation related to the increase in mortgage production and higher medical insurance costs. Base salaries and other compensation decreased by $691,000 for the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was driven primarily by our strategic decision to private label ousource the non-specialized mortgage servicing business to a scaled sub-servicer. Our average full time equivalent employees (FTE) for 2025 was 483 compared to 491 for 2024.
For the year ended December 31, 2025, occupancy and equipment expense decreased by $1.0 million compared to the year ended December 31, 2024, driven primarily by lower lease expense as we leased out portions of our corporate space.
For the year ended December 31, 2025, professional fees increased by $2.1 million compared to the year ended December 31, 2024 primarily related to higher ongoing customary public company compliance costs.
For the year ended December 31, 2025, other taxes and insurance increased by $560,000 compared to the year ended December 31, 2024 driven primarily by higher FDIC assessment expense resulting from the growth in assets and continued utilization of capital.
For the year ended December 31, 2025, other noninterest expense increased by $841,000 compared to the year ended December 31, 2024, reflecting increased loan servicing expense related to the outsourcing of our non-specialty servicing business and higher loan repurchase reserve expense, partially offset by reductions in other categories, including marketing, loan collections and intangible amortization/impairment.

Preferred stock dividends and related costs
For the year ended December 31, 2025, preferred stock dividends and related costs were $11.8 million, an increase of $3.8 million, or 47.4%, from $8.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, this included $3.2 million in unamortized deal issuance costs related to the redemption of Series A preferred stock, along with a special one-time dividend of $2.50 per share, totaling $255,000, paid on June 30, 2025 on the Company’s Series A and Series B preferred stock. The special dividend was paid in connection with amendments made to the Company’s Series A and Series B preferred stock to extend the registration rights agreements deadlines to January 2, 2026 for Series A and to January 2, 2027 for Series B.
Income tax expense
Total income tax expense was $27.0 million for the year ended December 31, 2025, compared to $17.7 million for the year ended December 31, 2024, primarily attributable to the increase in pretax net income. The effective tax rate was 24.44% for or the year ended December 31, 2025 compared to 24.31% for or the year ended December 31, 2024.
Operating Segment Analysis
We have two reporting segments, Retail Banking and MPP. As discussed in Note 21 of our Consolidated Financial Statements, our reportable segments have been determined based on management’s focus and internal reporting structure.
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

The following tables present our reported segment results for the years ended December 31, 2025 and 2024:

(Dollars in thousands)	As of or for the Year Ended December 31,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$190,974	$189,230	$380,204	$204,087	$113,445	$317,532
Interest expense	(229,465)	—	(229,465)	(203,317)	—	(203,317)
Funds transfer pricing	121,657	(121,657)	—	75,188	(75,188)	—
Net interest income	83,166	67,573	150,739	75,958	38,257	114,215
Provision (benefit) for credit losses	1,412	686	2,098	(548)	220	(328)
Net income after provision	81,754	66,887	148,641	76,506	38,037	114,543
Noninterest income (1)	84,958	6,022	90,980	67,505	5,418	72,923
Salaries and employee benefits	(82,055)	(8,116)	(90,171)	(72,348)	(5,443)	(77,791)
Occupancy and equipment	(3,374)	(75)	(3,449)	(4,367)	(87)	(4,454)
Other noninterest expense (2)	(34,932)	(676)	(35,608)	(31,796)	(549)	(32,345)
Noninterest expense	(120,361)	(8,867)	(129,228)	(108,511)	(6,079)	(114,590)
Expense allocation (3)	5,294	(5,294)	—	3,419	(3,419)	—
Net income before taxes	51,645	58,748	110,393	38,919	33,957	72,876
Income tax expense	(12,626)	(14,358)	(26,984)	(9,679)	(8,038)	(17,717)
Net income before preferred dividends	$39,019	$44,390	$83,409	$29,240	$25,919	$55,159
Average balance sheet assets	$3,579,184	$2,679,075	$6,258,259	$3,703,012	$1,418,411	$5,121,423
Period end assets	$3,597,890	$3,424,935	$7,022,825	$3,513,191	$1,710,820	$5,224,011
(1) Noninterest income for MPP only includes MPP related fees. All other components of noninterest income are reflected in Retail Banking.
(2) Includes data processing, professional services, office supplies and other miscellaneous expenses.
(3) Reflects corporate overhead expense allocations used by both business segments; primarily consisting of corporate admin, finance, technology, human resources, risk, marketing, wire services and occupancy related allocations.

MPP
For the year ended December 31, 2025, our MPP segment reported net income before preferred dividends of $44.4 million, an increase of $18.5 million, or 71.3%, over the $25.9 million reported for the year ended December 31, 2024. This increase was driven primarily by an 88.9% increase in average balances reflecting strong new customer acquisition and market share gains, partially offset by higher salaries and employee benefits related to the improvement in financial performance, as well as an increase in expense allocations.
Retail Banking
For the year ended December 31, 2025, our Retail Banking segment reported net income before preferred dividends of $39.0 million, an increase of $9.8 million, or 33.4%, over the $29.2 million reported for the year ended December 31, 2024. This increase was driven primarily by higher noninterest income, reflecting higher gain on the sale of loans, and higher net interest income for the improvement in net interest margin and growth in AIO loans, partially offset by an increase in noninterest expense.

Discussion and Analysis of Financial Condition
The following table summarizes selected components of our balance sheets as of December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
BALANCE SHEET DATA
Total assets	$7,022,825	$5,224,011
Cash and cash equivalents	496,459	376,295
Equity and debt securities	6,085	9,881
FHLB stock	80,109	69,574
Loans HFI and loans held for sale, net	6,320,305	4,633,637
Deposits	4,869,667	3,422,555
Borrowings	1,439,500	1,258,750
Subordinated debentures	96,915	43,933
Total stockholders' equity	569,042	462,490
Total Assets
Total assets were $7.02 billion at December 31, 2025, a 34.4% increase from $5.22 billion at December 31, 2024. This $1.80 billion increase was primarily driven by higher loan balances, including loans HFI and loans held for sale, which increased by $1.69 billion during 2025.
Management believes that continued growth in MPP and AIO loans, competition for deposits, and change in interest rates represent the most significant trends affecting the Company’s financial condition, liquidity profile, and capital planning.
Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$17,430	0.3%	$51,408	1.1%
All-in-One (AIO)(1)	732,583	11.6%	612,080	13.2%
Other consumer / home equity(1)	55,550	0.9%	97,258	2.1%
Residential mortgage(2)	1,775,507	28.0%	1,948,175	41.9%
Commercial	15,521	0.2%	8,013	0.2%
MPP	3,424,936	54.1%	1,710,820	36.8%
Total loans HFI	6,021,527	95.1%	4,427,754	95.3%
Loans held for sale	309,213	4.9%	217,073	4.7%
Total gross loans (HFI and HFS)	$6,330,740	100.0%	$4,644,827	100.0%

(1)AIO and Other Consumer / Home Equity are aggregated into Home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential Mortgage loans consist of Closed end first liens, Closed end second liens, and Land development loans.

Our loan portfolio includes both loans HFI and loans held for sale and over 99% of the portfolio is comprised of loans collateralized by residential real estate. At December 31, 2025, our loans HFI portfolio represented 95.1% of our gross loans. As evidence of our strong underwriting and diligent risk controls, our largest loan category, MPP, has not experienced any charge-offs since we began this lending program in 2010 and our second largest loan category, residential mortgages, has experienced very low net charge-offs throughout our history.
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
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at December 31, 2025 are first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loan.
We also have a smaller portfolio of construction loans, home equity lines of credit, and commercial loans, which combined represented less than 4% of the overall loan portfolio as of December 31, 2025.
At December 31, 2025, our total loans net of allowance for credit losses including loans held for sale was $6.32 billion compared to $4.63 billion on December 31, 2024. This loan growth was primarily attributable to the strong growth in MPP balances, which increased by 100.2% from December 31, 2024, reflecting the strength of scalable technology, long-standing strong relationships built by account executives since inception, as well as our ability to capitalize on recent market disruption within the business line. Another key driver of our overall loan growth is growth in our AIO loans, which increased by 19.7% to $732.6 million at December 31, 2025, from $612.1 million at December 31, 2024.
At December 31, 2025, residential mortgage loans comprised 28.0% of our total loan portfolio compared to 54.1% for MPP and 11.6% for AIO loans. As of December 31, 2024, residential mortgage loans comprised 41.9% of our total loan portfolio compared to 36.8% for MPP and 13.2% for AIO loans. The reduction in residential mortgage loans as a percentage of total loans reflects normal amortization and pay-offs, as we continue to focus on growing our two main portfolios, AIO and MPP. Outside of these two portfolios, no other significant loans are being added to the loans HFI portfolio. While MPP represents a significant and growing portion of our loan portfolio, management actively monitors concentration risk, liquidity characteristics, and counterparty exposure associated with this business line.

Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at December 31, 2025 and 2024:
Contractual Loan Maturities as of December 31, 2025

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$3,277	$—	$—	$—	$—	$—	$8,831	$5,322	$17,430
All-in-One (AIO)(1)	—	—	—	—	—	—	—	732,583	732,583
Other consumer / home equity(1)	—	—	—	41	—	85	—	55,424	55,550
Residential mortgage(2)	27	44	625	298	13,648	12,904	393,926	1,354,035	1,775,507
Commercial	239	15,000	225	—	57	—	—	—	15,521
MPP	—	3,424,936	—	—	—	—	—	—	3,424,936
Total loans HFI	3,543	3,439,980	850	339	13,705	12,989	402,757	2,147,364	6,021,527
Retail loans held for sale	—	—	—	—	1,987	—	301,337	5,889	309,213
Total gross loans (HFI and HFS)	$3,543	$3,439,980	$850	$339	$15,692	$12,989	$704,094	$2,153,253	$6,330,740
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

At December 31, 2025, 54.4% of our total loan portfolio had a contractual maturity of less than one year, up from 37.3% at December 31, 2024. This increase was driven primarily by the strong growth in our MPP business over the period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking clients facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of December 31, 2025, 45.1% of total loans had contractual maturities of longer than 15 years, compared to 62.1% at December 31, 2024. Within our two largest categories of longer duration loans, 77.0% of residential mortgage and 100% of our AIO Loans were floating rate at December 31, 2025.
Nonperforming Assets
The following table provides details of our nonperforming and restructured assets as of the dates presented and certain other related information:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Nonaccrual loans(1):
Commercial	$243	$118
Construction	1,176	1,921
Land development	4,573	2,312
Home equity lines of credit	13,784	10,807
First lien mortgage	34,974	25,706
First lien mortgage wholly or partially guaranteed by the U.S Government	25,708	32,159
Junior lien mortgage	1,556	1,532
MPP	—	—
	82,014	74,555
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	1,329	—
Land development	—	—
Home equity lines of credit	588	200
First lien mortgage	4,480	3,823
First lien mortgage wholly or partially guaranteed by the U.S Government	2,554	346
Junior lien mortgage	—	30
MPP	—	—
	8,951	4,399
Total nonperforming loans	90,965	78,954
Other real estate owned	1,720	3,030
Total nonperforming assets	$92,685	$81,984
Nonaccrual loans to total loans	1.30%	1.61%
Nonperforming loans to total loans	1.44%	1.70%
Nonperforming assets to total assets	1.32%	1.57%
Allowance for credit losses to nonaccrual loans	12.72%	15.01%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.89%	0.91%
Nonperforming loans to total loans	0.99%	1.00%
Nonperforming assets to total assets	0.92%	0.95%
Allowance for credit losses to nonaccrual loans	18.53%	26.39%
_____________________
(1)Includes loans which are reported at fair value (see Note 18 of our consolidated financial statements).

At December 31, 2025, nonperforming assets were $92.7 million, compared to $82.0 million at December 31, 2024. The increase in nonperforming assets was primarily driven by normal aging in the residential mortgage portfolio which contributed to higher nonperforming first liens and HELOCs. Nonperforming assets as a percent of total assets decreased to 1.32% at December 31, 2025 compared to 1.57% at December 31, 2024, reflecting the growth in our MPP portfolio which does not have any non-performing assets.
Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets decreased to 0.92% at December 31, 2025, compared to 0.95% at December 31, 2024. At December 31, 2025, approximately 31% of our nonperforming loans have a form of government guarantee.
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
Allowance for Credit Losses and Net Charge-Offs
The ACL is established through a provision for credit losses charged to operations. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. The allowance for credit losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans considering historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While the entire ACL is available to absorb losses from all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of allowance for credit losses in each category, for the periods indicated:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Commercial	$61	0.6%	$32	0.3%
Construction	668	6.4%	390	3.5%
Land development	1,386	13.3%	976	8.7%
Home equity lines of credit	1,978	19.0%	1,920	17.2%
First lien mortgage	3,048	29.2%	4,515	40.3%
Junior lien mortgage	1,608	15.4%	1,672	14.9%
MPP	1,370	13.1%	684	6.1%
	10,119	97.0%	10,189	91.1%
Individually evaluated for impairment	311	3.0%	995	8.9%
Unallocated	5	—%	6	0.1%
	316	3.0%	1,001	8.9%
Total allowance for credit losses	$10,435	100.0%	$11,190	100.0%
The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Year Ended
	December 31, 2025		December 31, 2024
	Activity	% of Average Loans HFI	Activity	% of Average Loans HFI
Loans HFI	$6,021,527		$4,427,754
Loans HFI (excluding fair value loans)	$5,842,949		$4,254,794
Beginning allowance for credit losses	11,190		12,295
Net charge-offs (recoveries):
Commercial	(8)	-0.22%	(129)	-5.68%
Construction	125	0.34%	532	0.53%
Land development	160	0.11%	—	0.28%
Home equity lines of credit	669	0.09%	1,208	0.27%
First lien mortgage	1,798	0.10%	75	0.00%
Junior lien mortgage	164	0.22%	300	0.47%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	2,908		1,986
Provision for credit losses	2,153		881
Ending allowance for credit losses	$10,435		$11,190

Allowance for credit losses to loans HFI	0.17%		0.25%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.18%		0.26%
Net charge-offs (recoveries) to average loans	0.05%		0.04%

The allowance for credit losses was 0.17% of total loans as of December 31, 2025 compared to 0.25% as of December 31, 2024. This ratio includes MPP balances, which carry significantly lower reserves given the lack of loss history, and fair value loans, which are reserved for outside of the estimation of the ACL.
Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Our ACL methodology is described in more detail in Note 1 of the Notes to Consolidated Financial Statements.
Our ACL, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio, so the allowance allocations are minimal for the residential mortgage portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.05% for the year ended December 31, 2025 and 0.04% for the year ended December 31, 2024.
Mortgage Servicing Rights
MSRs are the contractual agreement to service existing mortgage loans held by other investors. MSRs were most typically created on mortgages that were originated by the Company but sold to third parties. Additionally, a small portion of our MSRs were acquired from other mortgage originators. The MSR asset represents future cash flows the Company expects to receive from the mortgage for which it has the contractual right to service. MSRs totaled $17.0 million at December 31, 2025, up from $15.1 million at December 31, 2024, but well below prior year historical levels. In 2024, the Company made a strategic decision to sell the majority of its mortgage servicing portfolio. Since then, the MSR portfolio and related assets have grown slightly, with that growth coming from new loans sold servicing retained.
Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, as our strategy remains to invest in highly liquid loans or hold liquidity in cash or cash equivalents. At December 31, 2025, debt securities totaled $4.7 million, or 0.07%, of total assets compared to $8.6 million, or 0.16% of total assets at December 31, 2024. This decrease in balances from December 31, 2024 was due to the sale of a $4.0 million corporate bond during the third quarter of 2025. This bond was sold at par, resulting in no realized gain or loss on the sale.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$4,738	100.0%	$8,576	100.0%
Total available for sale securities	4,738	100.0%	8,576	100.0%
Total investment securities	$4,738	100.0%	$8,576	100.0%

The following table presents the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated:

December 31, 2025	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
Total available for sale securities	—	—	—	—	5,000	4.00%	—	—	5,000	4.00%
Total investment securities	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%

December 31, 2024	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	$—	—%	$9,000	6.63%	$—	—%	$9,000	6.63%
Total available for sale securities	—	—	—	—%	9,000	6.63%	—	—%	9,000	6.63%
Total investment securities	—	—	$—	—%	$9,000	6.63%	$—	—%	$9,000	6.63%
______________________
(1)Weighted-average yields on investment securities are computed based on par value and exclude any premiums or discounts recorded. There are no tax-exempt securities in the portfolio.
Deposits
Deposits are the primary source of funding our business operations. At December 31, 2025, total deposits were $4.87 billion, compared to $3.42 billion at December 31, 2024. This $1.45 billion, or 42.3%, increase in deposits was driven primarily by a higher level of brokered CDs, and growth in our diversified digital deposit banking platform including two new deposit relationships added during 2025. During 2025, we completed an initiative to onboard a new custodial account relationship, totaling approximately $250 million in new interest bearing demand deposits. In addition, we added a new deposit platform providing an additional $251 million in interest bearing demand deposits at December 31, 2025. The growth in deposits during 2025 demonstrates our ability to quickly scale up our diversified digital deposit base and respond to market opportunities to fund stronger loan growth.
The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the Year Ended			For the Year Ended
(Dollars in thousands)	December 31, 2025			December 31, 2024
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$234,109	0.00%	5%	$250,135	0.00%	8%
Interest bearing demand	865,349	4.34%	20%	412,396	4.83%	12%
Savings & money market	379,012	3.79%	9%	380,131	4.39%	12%
Time	2,856,257	4.37%	66%	2,221,123	5.16%	68%
Total deposits	$4,334,727	4.08%	100%	$3,263,785	4.63%	100%

68

The following tables set forth the maturity of time deposits for the periods indicated (dollars in thousands):

December 31, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,299,112	$250,000	$50,000	$37,330	$2,636,442
All other CDs	110,431	73,964	114,696	70,571	369,662
Total time deposits	$2,409,543	$323,964	$164,696	$107,901	$3,006,104

December 31, 2024	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$1,731,707	$—	$—	$87,330	$1,819,037
All other CDs	69,327	60,775	151,851	87,979	369,932
Total time deposits	$1,801,034	$60,775	$151,851	$175,309	$2,188,969
Total uninsured deposits were $379.0 million at December 31, 2025 and $309.9 million at December 31, 2024.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at December 31, 2025:

(Dollars in thousands)	December 31, 2025
3 months or less	$35,585
Over 3 through 6 months	20,699
Over 6 through 12 months	26,604
Over 12 months	8,214
Total:	$91,102
Borrowings
Another key source of funding for us are collateralized borrowings from the FHLB. At December 31, 2025, our total FHLB borrowings were $1.42 billion, up $163.8 million from $1.26 billion at December 31, 2024. At December 31, 2025, we had $1.52 billion in additional borrowing capacity at the FHLB. During the fourth quarter of 2024, we paid off a $50.0 million FHLB advance, recognizing a $1.7 million gain on debt extinguishment. We executed another early payoff of $102.5 million in FHLB advances in the first quarter of 2025, recognizing a gain of $2.0 million. Both of these extinguishments were funded through our receipt of new contractual interest bearing deposits with a similar duration.
The following table is a summary of our outstanding FHLB Advances for the periods indicated:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Period ending balance	$1,422,500	$1,258,750
Average balance during period	1,238,417	1,300,488
Maximum outstanding at any month end	1,422,500	1,371,422
Weighted average rate paid	3.91%	3.82%
We also have a $20.0 million unsecured line of credit with another financial institution that we utilize for holding company liquidity needs. The line of credit carries a floating rate (7.37% at December 31, 2025) and is subject to annual renewal and matures on October 21, 2026. This line had a balance of $17.0 million at December 31, 2025 and no balance at December 31, 2024.
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At December 31, 2025, we had $95.0 million in outstanding subordinated debenture notes. These notes were issued to investors in two separate private placements, one in 2024 and one in late 2025. We also had a $15.0 million subordinated note issued in 2018, which was redeemed and repaid in the first quarter of 2025. The remaining two outstanding subordinated notes
69

totaling $95.0 million at December 31, 2025 qualified as Tier 2 capital at our Bank entity. See also “Recent Developments” in this Item 7 for further discussion about the 2025 issuance of subordinated debentures.
At December 31, 2024, we had $40.0 million in outstanding subordinated debenture notes. These notes were issued to investors in two separate private placements, one in 2018 and one in 2019. The 2019 note placement for $20.0 million was called on September 30, 2024 and we replaced it with a $25.0 million note on August 22, 2024. The two outstanding subordinated notes totaling $40.0 million at December 31, 2024 qualified as Tier 2 capital at our Bank entity.
At December 31, 2025, and 2024 we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on March 17, 2025, which qualifies as Tier 1 capital at our Bank entity.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts at December 31, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.70% (3 mo SOFR + 2.79)%	March 17, 2026	March 17, 2034
		100,000
Unamortized issuance costs		(3,085)
		$96,915

Subordinated Notes and Subordinated Debentures issued through Trusts at December 31, 2024
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2028 (issued at Bank)	September 28, 2018	$15,000	8.718% (3 mo SOFR + 4.03)%	January 1, 2025	October 1, 2028
Fixed to floating due 2034	August 22, 2024	25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	7.74% (3 mo SOFR + 2.79)%	March 17, 2025	March 17, 2034
		45,000
Unamortized issuance costs		(1,103)
		$43,897
Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with GAAP which presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs, and the Company has experienced material effects of inflation during the last four fiscal years due to the government's monetary policies and the current economic climate. In management’s opinion, changes in interest rates affect the financial condition of a financial institution to a far greater degree
70

than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities, among other things, as further discussed in the next section.
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
There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. See the section entitled “Supervision and Regulation” and our forward-looking statements elsewhere in this Form 10-K for more information. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company typically maintains a minimum level of cash to fund two year’s projected operating cash flow needs and debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.
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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting
71

policies. As of December 31, 2025, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.
The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of December 31, 2025
Total capital to RWA	$678,300	11.47%	$473,290	8.00%	N/A	N/A
Tier 1 capital to RWA	574,967	9.72%	354,968	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	544,988	9.21%	266,226	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	574,967	8.24%	279,168	4.00%	N/A	N/A
As of December 31, 2024
Total capital to RWA	509,591	12.09%	337,246	8.00%	N/A	N/A
Tier 1 capital to RWA	469,977	11.15%	252,935	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	361,404	8.57%	189,701	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	469,977	8.77%	214,421	4.00%	N/A	N/A
Northpointe Bank
As of December 31, 2025
Total capital to RWA	671,588	11.35%	473,268	8.00%	$591,585	10.00%
Tier 1 capital to RWA	663,255	11.21%	354,951	6.00%	473,268	8.00%
Common Equity Tier 1 to RWA	663,255	11.21%	266,213	4.50%	384,530	6.50%
Tier 1 capital to average assets (leverage)	663,255	9.50%	279,158	4.00%	348,947	5.00%
As of December 31, 2024
Total capital to RWA	502,996	11.93%	337,246	8.00%	421,553	10.00%
Tier 1 capital to RWA	487,519	11.56%	252,932	6.00%	337,242	8.00%
Common Equity Tier 1 to RWA	487,519	11.56%	189,699	4.50%	274,010	6.50%
Tier 1 capital to average assets (leverage)	487,519	9.09%	214,419	4.00%	268,024	5.00%

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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Commitments to fund loans HFI	$4,161,523	$2,407,551
Unused Commitments	371,034	334,180
72

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
The interest rate sensitivity analyses discussed below are hypothetical in nature and are not intended to predict actual results. Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at December 31, 2025 and December 31, 2024 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
December 31, 2025	-7.71%	-3.80%	4.03%	8.13%
December 31, 2024	-8.91%	-4.35%	5.24%	10.36%

73

We also model the impact of interest rate changes on our EVE. We base the modeling of EVE on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation of all future cash flows from our Bank’s existing inventory of assets and liabilities. The results from our EVE modeling reflect only assets and liabilities that exist on our balance sheet in that period, and do not incorporate the large increases to noninterest income we generate when industry residential loan originations are significantly higher. The results of the model are presented in the table below:

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
December 31, 2025	-0.90%	0.06%	-0.32%	-0.87%
December 31, 2024	2.13%	2.53%	-1.88%	-4.30%
74

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
Northpointe Bancshares, Inc. and Subsidiary

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northpointe Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Philadelphia, Pennsylvania
March 27, 2026

Northpointe Bancshares, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Assets
Cash and cash equivalents	$496,459	$376,295
Equity securities	1,347	1,305
Debt securities available for sale	4,738	8,576
Federal Home Loan Bank ("FHLB") stock	80,109	69,574
Loans held for sale, at fair value	309,213	217,073
Total loans held for investment (“HFI”) - ($178,578 and $172,960 at fair value at December 31, 2025 and December 31, 2024, respectively)	6,021,527	4,427,754
Allowance for credit losses	(10,435)	(11,190)
Net loans	6,011,092	4,416,564
Mortgage servicing rights ("MSR"), at fair value	17,048	15,133
Intangible assets, net	1,513	2,099
Premises and equipment	27,571	27,292
Other assets	73,735	90,100
Total Assets	$7,022,825	$5,224,011
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$275,974	$208,938
Interest-bearing	4,593,693	3,213,617
Total deposits	4,869,667	3,422,555
Borrowings	1,439,500	1,258,750
Subordinated debentures	91,915	38,933
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	3,786	3,477
Other liabilities	43,915	32,806
Total Liabilities	6,453,783	4,761,521
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series A - No shares issued and outstanding at December 31, 2025 and 82,000 shares issued and outstanding at December 31, 2024 with a liquidation preference of $82,000
Series B - 25,000 shares issued and outstanding at December 31, 2025 and 2024 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,494,116 and 25,684,560 shares at December 31, 2025 and 2024, respectively
Additional paid in capital	204,875	166,847
Retained earnings	364,366	295,967
Accumulated other comprehensive loss	(199)	(324)
Total Stockholders' Equity	569,042	462,490
Total Liabilities and Stockholders' Equity	$7,022,825	$5,224,011
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Years Ended December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	2025	2024
Interest Income
Loans - including fees	$351,238	$285,490
Investment securities - taxable	463	637
FHLB stock - taxable	6,513	6,399
Interest bearing deposits	21,990	25,006
Total interest income	380,204	317,532
Interest Expense
Deposits	176,739	151,125
Subordinated debentures	3,138	3,886
Borrowings	49,588	48,306
Total interest expense	229,465	203,317
Net interest income	150,739	114,215
Provision for credit losses	2,153	881
Provision (benefit) for unfunded commitments	(55)	(1,209)
Net interest income after provision (benefit) for credit losses and unfunded commitments	148,641	114,543
Noninterest income
Service charges on deposits and other fees	890	1,813
Loan servicing fees	4,719	8,876
Mortgage Purchase Program ("MPP") fees	6,022	5,418
Net gain on sale of loans	77,198	56,688
Other noninterest income	2,151	128
Total noninterest income	90,980	72,923
Noninterest expense
Salaries and employee benefits	90,171	77,791
Occupancy and equipment	3,449	4,454
Data processing expense	8,726	8,960
Professional fees	6,235	4,139
Other taxes and insurance	7,584	7,024
Other noninterest expense	13,063	12,222
Total noninterest expense	129,228	114,590
Income - before income taxes	110,393	72,876
Income tax expense	26,984	17,717
Net income	83,409	55,159
Preferred stock dividends and related costs	11,791	7,997
Net income available to common stockholders	$71,618	$47,162
Basic earnings per common share	$2.14	$1.83
Diluted earnings per share	$2.11	$1.83
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025	2024
Net income	$83,409	$55,159
Other comprehensive income
Unrealized gains:
Net change in unrealized gain on debt securities available for sale	162	724
Tax effect	37	195
Net change in unrealized gain on debt securities available for sale, net of tax	125	529
Less: reclassification adjustments:
Reclassifications for gains included in net income	—	83
Tax effect	—	31
Reclassifications for gains included in net income, net of tax	—	52
Total other comprehensive income	125	477
Comprehensive income	$83,534	$55,636
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance - January 1, 2024	95,000	25,000	25,689,560	$180,046	$251,375	$(801)	$430,620
Net income	—	—	—	—	55,159	—	55,159
Other comprehensive income	—	—	—	—	—	477	477
Dividends declared ($0.100 per share)	—	—	—	—	(2,569)	—	(2,569)
Treasury stock - repurchase	—	—	(70,000)	(770)	—	—	(770)
Preferred stock - repurchase	(13,000)	—	—	(12,584)	1,013	—	(11,571)
Stock options exercised	—	—	65,000	155	—	—	155
Preferred stock dividends	—	—	—	—	(9,011)	—	(9,011)
Balance - December 31, 2024	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income	—	—	—	—	83,409	—	83,409
Other comprehensive income	—	—	—	—	—	125	125
Dividends declared ($0.100 per share)	—	—	—	—	(3,219)	—	(3,219)
Preferred stock - repurchase	(82,000)	—	—	(78,595)	(3,577)	—	(82,172)
Issuance of common stock, net	—	—	8,621,539	114,151	—	—	114,151
Restricted stock units issued, net	—	—	169,017	2,434	—	—	2,434
Stock options exercised	—	—	19,000	38	—	—	38
Preferred stock dividends	—	—	—	—	(8,214)	—	(8,214)
Balance - December 31, 2025	—	25,000	34,494,116	$204,875	$364,366	$(199)	$569,042

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025	2024
Cash Flows from Operating Activities
Net income	$83,409	$55,159
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by operating activities:
Depreciation	2,486	2,828
Provision for credit losses	2,153	881
Intangible asset impairment	—	1,469
Provision (benefit) for unfunded commitments	(55)	(1,209)
Amortization of intangible asset	586	973
Amortization of debt issuance costs	293	458
Net gain on sale of loans	(77,198)	(56,688)
Proceeds from sales of loans held for sale	2,252,709	1,936,597
Origination of mortgage loans held for sale	(2,248,295)	(1,878,051)
Net (gain) loss on sales of other real estate	(167)	281
Net loss on disposal of premises and equipment	—	228
Net loss on sale of mortgage servicing rights	—	1,058
Net gain on sale of available for sale debt securities	—	(83)
Net gain on extinguishment of debt	(2,048)	(1,743)
Change in fair value of mortgage servicing rights	3,020	3,307
Deferred tax expense (benefit)	272	(20,831)
Change in fair value of equity securities	(42)	13
Change in mortgage banking derivatives	1,081	(3,018)
Net change in:
Other assets	16,432	(17,474)
Other liabilities	9,655	(4,346)
Net cash and cash equivalents provided by operating activities	44,291	19,809
Cash Flows from Investing Activities
Purchase of FHLB stock	(10,535)	(2,087)
Proceeds from sale of available for sale debt securities	4,000	10,887
Purchase of available for sale debt securities	—	(4,000)
Proceeds from sale of mortgage servicing rights	—	80,845
Purchase of mortgage servicing rights	(296)	—
Proceeds from sales of other real estate	3,328	238
Purchases of premises and equipment	(2,765)	(1,052)
Net increase in loans	(1,624,946)	(547,182)
Contributions to lender risk account ("LRA")	(1,101)	(2,084)
Proceeds from release of LRA funds	2,571	6,200
Net cash and cash equivalents used in investing activities	(1,629,744)	(458,235)
Cash Flows from Financing Activities
Net change in deposits	1,447,112	496,997
Cash dividends paid on common stock	(3,219)	(2,569)
Subordinated debt call and repayment	(15,000)	(20,000)
Subordinated debt issuance, net of costs	67,689	24,107
Advances of FHLB borrowings	1,197,500	355,000
Repayment of FHLB borrowings	(1,031,702)	(369,507)
Net change in other borrowings	17,000	—
Issuance of common stock, net	114,151	—
Preferred stock dividend	(8,214)	(9,011)
Preferred stock repurchase	(82,172)	(11,571)
Restricted stock units issued, net	2,434	—
Stock repurchased	—	(770)
Proceeds from exercised stock options	38	155
Net cash and cash equivalents provided by financing activities	1,705,617	462,831
Net increase in cash and cash equivalents	120,164	24,405
Cash and cash equivalents - beginning of year	376,295	351,890
Cash and cash equivalents - end of year	$496,459	$376,295
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2025 and 2024
(Dollars in thousands)

Supplemental cash flow information	2025	2024
Cash paid for:
Interest	$220,951	$202,362
Income taxes	28,796	43,352
Non-cash supplemental information:
Change in rebooked GNMA loans over 90 days	1,061	(22,766)
Loans transferred to other real estate	1,851	3,525
Loans transferred from loans held for sale to loans at fair value	13,848	179,805
Loans transferred from loans to loans held for sale at fair value	40,262	74,921

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Northpointe Bancshares, Inc.’s (the “Company”) accounting and reporting policies and practices conform to accounting principles generally accepted in the United States of America. The Company’s primary focus is residential mortgage lending throughout the United States. The majority of these loans are sold in the secondary market through a network of investors. The Company also has developed a mortgage advance program which provides funding to pre-approved mortgage bankers who originate and sell individual conforming and non-qualified loan products in the secondary market. The Company continues to service loans which were originated and sold to investors as well as loans held in its portfolio which were originated and selectively held in portfolio. The Company has two reportable segments, Retail Banking and MPP, which are discussed in more detail in Note 21. The consolidated financial statements include the accounts of Northpointe Bancshares, Inc. and its wholly owned subsidiary, Northpointe Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk
The Company’s single banking branch is located in Grand Rapids, Michigan, but the Company markets its banking products to deposit customers located throughout the United States. The Company is also active nationwide in mortgage lending through a network of mortgage bankers and other financial institutions. Note 3 discusses the types of lending in which the Company engages. The Company’s primary concentration is in real estate lending, including the origination and sale of 1 – 4 family real estate mortgages to the secondary market to Government Sponsored Entities (“GSEs”) and its mortgage advance program.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Revenue Recognition
ASC 606, Revenue Recognition (“Topic 606”), (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned. The majority of the Company’s revenue is from interest income, including loans and securities, and gain on sale of loans which are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of Topic 606 is primarily related to service charges on deposit accounts, debit/credit card and ATM fees, and sales of other real estate owned, when applicable.
Net interest income includes interest earned on cash and securities, FHLB stock dividends and interest on loans HFI and loans held for sale, net of the interest expense paid on our deposit and borrowing facilities. Interest income is recorded as earned and interest expense is recorded as incurred.
Net gain on sale of loans includes all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium received in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees (credits), points and certain costs, (3) provision for or benefit from investor reserves, (4) the change in fair value of interest rate locks, loans held for sale, and held for investment, (5) the gain or loss on forward commitments hedging loans held for sale and interest rate lock commitments (“IRLCs”), (6) the fair value of LRA, and (7) capitalization of MSRs. An estimate of the net gain on sale of loans is recognized at the time an IRLC is issued, net of a pull-through factor (percentage of locked volume that end up closing). Subsequent changes in the fair value of IRLCs and mortgage loans held for sale are recognized in current period earnings. When the mortgage loan is sold into the secondary market, any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in net gain on sale of loans.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Securities
Debt securities are classified as available for sale. Securities classified as available for sale are recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Equity securities include investments in mutual funds and are recorded at fair value with unrealized gains and losses included in noninterest income in the accompanying consolidated statements of income. Purchase premiums and discounts on debt securities are recognized in interest income using the interest method.
For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the securities before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any credit losses that have not been recorded through an allowance for credit losses are recognized in other comprehensive (loss) income. Accrued interest receivable on available for sale debt securities totaled $83,000 and $100,000 at December 31, 2025 and 2024, respectively and is excluded from the estimate of credit losses.
Other securities, totaling $80.1 million and $69.6 million at December 31, 2025 and 2024, respectively, consist of restricted FHLB stock, which is carried at cost and periodically evaluated for credit losses. Both cash and stock dividends are reported as FHLB stock - taxable in interest income.
Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at fair value in accordance with the fair value option. Net unrealized gains and losses are recognized in net gain on sale of loans in the accompanying consolidated statements of income. Fair value is determined on an aggregate basis based on commitments from investors to purchase such loans and upon prevailing market rates. See Note 18 for a description of the methods used to determine fair value.
Originated government guaranteed loans are pooled and sold as Ginnie Mae MBS. Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral right to repurchase loans securitized in Ginnie Mae pools that are due, but unpaid, for three consecutive months (typically referred to as 90 days past due). As a result, once the delinquency criteria have been met, regardless of whether the repurchase option has been or intends to be exercised, the loan is required to be re-recognized on the balance sheet. The Company had $1.1 million of these loans as of December 31, 2025 but did not have any of these loans at December 31, 2024. These loans are recorded in loans held for sale and a corresponding liability to repurchase the loans is recorded in other liabilities on the consolidated balance sheets.
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. The Company has adopted the fair value method of accounting for capitalized mortgage loan servicing rights pursuant to FASB Accounting Standards Codification topic 860 — “Transfers and Servicing”.
Management obtains a third-party valuation on the servicing assets portfolio on a monthly basis. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Changes in the fair value of mortgage servicing rights are included in loan servicing fees in the Consolidated Statements of Income. See Note 18 for a description of the methods and assumptions used to determine fair value.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Mortgage Banking Derivatives and Financial Instruments
The Company enters into various derivative contracts and holds financial instruments to manage risk associated with the loans originated with the intention to sell on the secondary market. The Company has not designated any of the derivatives as hedging instruments. All derivatives are recorded at fair value with the change in fair value impacting net gain on sale of loans. Derivatives include interest rate lock commitments (“IRLCs”) to originate mortgage loans intended for sale, and mandatory forward sales commitments to deliver loans at a future date. IRLCs represent commitments to originate loans for which the interest rate is determined prior to funding. Forward sales commitments represent mandatory commitments to deliver loans to investors at a specified future date. The fair value of both rate lock commitments and mandatory forward sales commitments is based on the estimated cash flows associated with delivering a pool of assets at the prevailing market rates and pull through rate. See Note 18 for more detail on fair value of these commitments.
To further mitigate the risk associated with the loans originated with the intention to sell on the secondary market, the Company has elected to account for other financial instruments at fair value. This includes contracts to deliver mortgages entered into on a “best efforts” basis, which otherwise do not meet the criteria of a derivative. The Company has elected to record at fair value the best efforts contracts under the fair value option with the change in fair value impacting net gain on sale of loans. The fair values of the best efforts contracts are based on the estimated price to deliver a pool of assets at the prevailing market interest rates. See Note 18 for a description of the methods used to determine fair value.

Mortgage Purchase Program
Our MPP business provides independent mortgage bankers with an alternative to traditional mortgage warehouse lending. MPP utilizes a collateralized mortgage purchase facility with individual advances under the facility which are reviewed and approved by the Company and secured by the mortgage bankers’ originated one-to-four family mortgage loans. These facilities enable the Company’s MPP clients to close and fund their mortgages and during a relatively short period (typically less than 30 days), the originated loans are sold into the secondary market via government agencies (Fannie Mae, Freddie Mac or Ginnie Mae) or institutional investors (banks, large mortgage companies, insurance companies, mortgage REIT’s) or are securitized.
The Company also participates out portions of the individual advances (“the participating interest”) through participation agreements with other financial institutions. Cash flows associated with the individual advances are shared on a pro-rata basis with the participating banks.
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans and or credit losses in the Company’s MPP business during the years ended December 31, 2025 or 2024.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At December 31, 2025 and 2024, the Bank had outstanding balances on these facilities of $56.5 million and $31.4 million, respectively.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Lender Risk Account
A LRA has been established for loans sold by the Company to the FHLB of Indianapolis. The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of December 31, 2025 and 2024, the Company had on deposit with the FHLB $55.0 million and $54.7 million, respectively, in these LRAs. Additionally, as of December 31, 2025 and 2024, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.3 million and $3.9 million, respectively. The Company amortizes the guarantee account over a five to nine year period. Amortization totaling $748,000 and $397,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the years ended December 31, 2025 and 2024, respectively. The Company carries the LRA asset at fair value in the Company’s consolidated balance sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $30.4 million and $28.4 million at December 31, 2025 and 2024, respectively. See Note 18 for a description of the methods and assumptions used to determine fair value at December 31, 2025 and 2024.

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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $28.3 million and $20.8 million as of December 31, 2025 and 2024, respectively, and is included in other assets in the consolidated balance sheets.
The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages and 90 days for commercial) unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on a cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The Company periodically performs a backtest on default, loss severity and prepayment forecasts to determine if any adjustments should be made to the model, which includes a comparison of actual defaults, losses and prepayments with those originally forecasted. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of December 31, 2025 and 2024, the Moody’s Baseline December 2025 and December 2024 U.S. Macroeconomic Outlook, respectively, were utilized.
For the commercial loan portfolio, excluding MPP, a discounted cash flow methodology adjusted for peer group benchmarks on probability of default, prepayment speeds, and curtailment rate is used. Within the commercial loan portfolio, management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. The amount of credit losses, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected to solely from the collateral.
For MPP, a separate analysis is completed for the ACL associated with this portfolio due to its unique characteristics and absence of loss history. The portfolio typically includes a mandatory investor take-out commitment and is backed by a seller repurchase obligation. In addition, MPP clients close and fund their mortgages during a relatively short period (typically less than 30 days). As a result, these loans have generated no losses over the life of the program. Based on management’s assessment of risk, a qualitative reserve has been established for this portfolio.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of December 31, 2025 or 2024.

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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at December 31, 2025 and 2024 was approximately $1.7 million and $3.0 million, respectively. The Company had loans in the process of foreclosure totaling $18.1 million as of December 31, 2025 and $2.2 million as of December 31, 2024.
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
The ROU assets and lease liabilities were both $1.0 million at December 31, 2025 and were both $1.5 million at December 31, 2024. ROU assets are included in other assets and ROU lease liabilities are include in other liabilities in the Company’s Consolidated Balance Sheets.
Repurchase Reserve
The Company sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.1 million and $2.6 million, as of December 31, 2025 and 2024, respectively, and is included in other liabilities on the consolidated balance sheet.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
The Company acquired certain retail lending offices from an unaffiliated company during 2018. This acquisition enabled the Company to expand its geographical footprint of retail lending offices. The acquired retail lending offices included $300,000 of acquired tangible assets. The fair value of customer-related intangible assets was $11.2 million less the expected payout of $732,000 for a net value of $10.5 million at the time of acquisition.
Amortization of the intangible asset was $586,000 in 2025 and $973,000 in 2024. Decreases in loan production, margin, or other changes in the secondary market may impact the carrying value of the recorded intangible asset. As a result of projected decreases in loan production and margins, an impairment of $1.5 million was recorded 2024. There was no impairment recorded in 2025. Amortization is expected to be approximately $586,000 per year in 2026 and 2027 and $341,000 in 2028. The net balance of intangible asset was $1.5 million and $2.1 million at December 31, 2025 and 2024, respectively.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes: Improvement to Income Tax Disclosures (Topic 740).” This ASU requires entities to disclose specific categories in the rate reconciliations and provide additional information for reconciling items that meet a quantitative threshold. The ASU requires all entities to disclose the amount of income taxes paid, disaggregated by federal state and foreign taxes, the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5% of total income taxes paid. The ASU also requires that entities disclose income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU as required as of December 31, 2025 and applied the retrospective method. The Company is not subject to taxes outside of the United States of America. Adoption of this ASU did not have a material impact on the consolidated financial statements or related income tax footnote.
Issued Not Yet Effective Accounting Pronouncements
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
Subsequent Events
The consolidated financial statements and related disclosures include evaluation of events through the date the consolidated financial statements were issued.

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

December 31, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(262)	$4,738
Total	$5,000	$—	$(262)	$4,738

December 31, 2024	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$9,000	$—	$(424)	$8,576
Total	$9,000	$—	$(424)	$8,576
As of December 31, 2025 and 2024, there was no allowance for credit losses on debt securities available for sale.
Proceeds from the sale of debt securities available for sale were $4.0 million in 2025, resulting in no net gain. Proceeds from the sale of debt securities available for sale were $10.9 million in 2024, resulting in a net gain of $83,000.
At December 31, 2025, the Company held one bond which was in an unrealized loss position for more than twelve months. At December 31, 2024, the Company held two bonds which were in an unrealized loss position for more than twelve months.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

December 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,738	$(262)	$4,738	$(262)
Total	$—	$—	$4,738	$(262)	$4,738	$(262)

December 31, 2024	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$8,576	$(424)	$8,576	$(424)
Total	$—	$—	$8,576	$(424)	$8,576	$(424)
Debt securities, at fair value, have the following contractual maturities as of December 31, 2025 (dollars in thousands):

December 31, 2025
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,738	$—	$4,738
Total	$—	$—	$4,738	$—	$4,738

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	December 31, 2025	December 31, 2024
Residential	$2,573,890	$2,699,890
Commercial	15,521	8,013
MPP	3,424,935	1,710,820
Total loans	6,014,346	4,418,723
Less:
Allowance for credit losses	10,435	11,190
Net deferred loan (cost)/fees	(7,181)	(9,031)
Net loans	$6,011,092	$4,416,564
The residential portfolio includes $178.6 million and $173.0 million of loans measured at fair value on December 31, 2025 and 2024, respectively.
Activity in the allowance for credit losses for the year ended December 31, 2025 is summarized as follows (dollars in thousands):

	Year Ended December 31, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(3,217)	—	—	—	(3,217)
Recoveries	301	8	—	—	309
Provision (benefit)	1,447	21	686	(1)	2,153
Ending balance	$8,999	$61	$1,370	$5	$10,435

Activity in the allowance for loan losses for the year ended December 31, 2024 is summarized as follows (dollars in thousands):

	Year Ended December 31, 2024
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,742	$51	$458	$44	$12,295
Charge-offs	(2,593)	—	—	—	(2,593)
Recoveries	478	129	—	—	607
Provision (benefit)	841	(148)	226	(38)	881
Ending balance	$10,468	$32	$684	$6	$11,190

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Activity in the allowance for unfunded commitments for years ended December 31, 2025 and 2024 is summarized as follows (dollars in thousands):

	2025	2024
Beginning balance	$385	$1,594
Charge-offs	—	—
Recoveries	—	—
Provision (benefit)	(55)	(1,209)
Ending balance	$330	$385
Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of December 31, 2025 (dollars in thousands):

	December 31, 2025
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$4,501	$1,248	$5,749	$1,329	$7,078
Home equity lines of credit	10,905	2,763	13,668	588	14,256
Closed end, first liens	40,381	9,423	49,804	4,422	54,226
Closed end, second liens	1,146	410	1,556	—	1,556
Commercial	154	—	154	—	154
Total	$57,087	$13,844	$70,931	$6,339	$77,270

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
The Bank has not recognized any material interest income on nonaccrual loans during the years ended December 31, 2025 or 2024.

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the sale of the collateral and the borrower is experiencing financial difficulty. The allowance on collateral dependent loans is calculated on an individual loan basis of the shortfall between the fair value of the loan’s collateral, which is adjusted for selling costs, and the loan’s amortized cost. If the fair value of the collateral exceeds the loan’s amortized cost, no allowance is necessary.

The amortized cost of collateral dependent loans by class as of December 31, 2025 and 2024 was as follows (dollars in thousands):

	December 31, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,501	$—	$—
Home equity lines of credit	12,864	—	130
Closed end, first liens	41,844	—	26
Closed end, second liens	1,105	—	9
Commercial	154	$—	—
Total	$60,468	$—	$165

	December 31, 2024
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,066	$—	$4
Home equity lines of credit	9,748	—	40
Closed end, first liens	45,340	—	341
Closed end, second liens	469	—	114
Commercial	118	$—	—
Total	$58,741	$—	$499

Age Analysis of Loans
The following tables detail the amortized cost basis age analysis of loans, excluding those loans carried at fair value, at December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$4,540	$2,135	$5,623	$12,298	$135,250	$147,548
Home equity lines of credit	4,187	916	10,944	16,047	769,936	785,983
Closed end, first liens	21,994	7,568	38,751	68,313	1,329,394	1,397,707
Closed end, second liens	1,857	1,090	1,105	4,052	67,203	71,255
Commercial	55	—	153	208	15,313	15,521
MPP	—	—	—	—	3,424,935	3,424,935
Total	$32,633	$11,709	$56,576	$100,918	$5,742,031	$5,842,949

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2024
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$3,321	$847	$2,935	$7,103	$209,853	$216,956
Home equity lines of credit	4,161	1,826	8,639	14,626	696,541	711,167
Closed end, first liens	26,555	6,412	33,766	66,733	1,459,810	1,526,543
Closed end, second liens	716	667	435	1,818	79,478	81,296
Commercial	79	—	118	197	7,816	8,013
MPP	—	—	—	—	1,710,820	1,710,820
Total	$34,832	$9,752	$45,893	$90,477	$4,164,318	$4,254,795

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
During the twelve months ended months ended December 31, 2025, there were $8.3 million in loans that were both experiencing financial difficulty and modified during the period: 24 closed end, first liens, for $7.7 million and two home equity lines of credit for $513,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the year ended December 31, 2024, there were $4.5 million in loans that were both experiencing financial difficulty and modified during the period: 14 closed end, first lien loans for $3.9 million, one construction and land development for $255,000, one home equity line of credit for $134,000 and one closed end, second lien for $153,000. These loans were a combination of term extension and interest rate reduction. At December 31, 2025, $2.9 million of the loans modified to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 were more than 90 days past due. At December 31, 2024, there were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 90 days or more past due.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and full year charge-offs as of December 31, 2025 (excluding those loans carried at fair value) based on year of origination (dollars in thousands):

	2025	2024	2023	2022	2021	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$3,640	$6,073	$35,304	$46,608	$33,323	$16,851		$—	$141,799
Nonperforming	—	176	1,817	2,490	773	493		—	5,749
Total	3,640	6,249	37,121	49,098	34,096	17,344		—	147,548
Gross charge-offs	—	—	43	303	30	22		—	398
Home equity lines of credit:
Performing	—	—	—	—	—	—		772,315	772,315
Nonperforming	—	—	—	—	—	—		13,668	13,668
Total	—	—	—	—	—	—		785,983	785,983
Gross charge-offs	—	2	230	416	21	—		—	669
First liens, closed end loans:
Performing	10,612	31,083	73,710	990,798	139,513	102,187		—	1,347,903
Nonperforming	155	2,795	6,834	31,277	3,239	5,504		—	49,804
Total	10,767	33,878	80,544	1,022,075	142,752	107,691		—	1,397,707
Gross charge-offs	—	148	220	1,471	74	6		—	1,919
Second liens, closed end loans:
Performing	3,112	4,229	11,767	29,114	7,812	13,665		—	69,699
Nonperforming	—	252	431	315	232	326		—	1,556
Total	3,112	4,481	12,198	29,429	8,044	13,991		—	71,255
Gross charge-offs	—	—	113	4	114	—		—	231
Commercial: Risk Rating
Pass	—	—	—	—	—	312		15,000	15,312
Special mention	—	—	—	—	—	55		—	55
Substandard	—	—	—	—	—	154		—	154
Total	—	—	—	—	—	521	521	15,000	15,521
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		3,424,935	3,424,935
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		3,424,935	3,424,935
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$17,519	$44,608	$129,863	$1,100,602	$184,892	$139,547		$4,225,918	$5,842,949
Grand total gross charge-offs	$—	$150	$606	$2,194	$239	$28		$—	$3,217
There were no revolving loans converted to term loans during 2025.

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

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	2025	2024
Land	$6,370	$6,325
Leasehold improvements	142	163
Buildings and building improvements	26,157	24,673
Furniture, fixtures, and equipment	7,197	10,414
Construction in progress	501	—
Total cost	40,367	41,575
Accumulated depreciation	(12,796)	(14,283)
Net	$27,571	$27,292
Depreciation expense for the years ended December 31, 2025 and 2024 totaled $2.5 million and $2.8 million, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of December 31, 2025 are as follows (dollars in thousands):

2026	$1,130
2027	398
2028	218
2029	99
2030	—
Total undiscounted lease payments	1,845
Less discount to net present value	(839)
Total operating lease liabilities	$1,006
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 3.81% and weighted average remaining life was 2.12 years at December 31, 2025.
The leases contain options to extend for periods from 1 year to 5 years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2025 and 2024 amounted to $1.2 million and $1.7 million, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $1.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net (continued)
Future income from non-cancelable lease agreements in effect at December 31, 2025 is as follows (dollars in thousands):

2026	$1,875
2027	1,754
2028	1,357
2029	1,025
2030	982
Thereafter	983
Total	$7,976
Note 5 — Mortgage Servicing Rights
The right to service loans for others is recognized as a MSR on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others under MSRs were approximately $1.6 billion and $1.2 billion at December 31, 2025 and 2024, respectively. In addition, approximately $3.1 billion and $3.0 billion at December 31, 2025 and 2024, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s Consolidated Statements of Income as of the periods set forth in the table below (dollars in thousands):

	2025	2024
Contractual servicing fees	$7,681	$11,695
Late fees	55	431
Other fees	3	57
Change in fair value of MSRs and paid in full	$(3,020)	$(3,307)
Total	$4,719	$8,876

At December 31, 2025 the fair value of MSRs was determined using discount rates between 9.0% and 11.5%, average cost of servicing between $60 and $85 per file per year, and a prepayment speed of 12.1%. At December 31, 2024 the fair value of mortgage servicing rights was determined using discount rates between 10.0% and 12.0%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 9.7%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	2025	2024
Balance – Beginning of period	$15,133	$95,339
Additions	4,639	5,004
Paid in full loans	(957)	(1,703)
Change in fair value	(2,063)	(1,604)
Proceeds from sale	—	(80,845)
Bulk purchases	296	—
Loss on sale	—	(1,058)
Balance – End of period	$17,048	$15,133

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights (continued)
The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	December 31, 2025			December 31, 2024
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	9.5%	$16,416	$15,829	10.6%	$14,493	$13,904
Constant prepayment rate	12.1%	16,321	15,662	9.7%	14,606	14,117
Cost to service (per loan)	$74	16,813	16,579	$75	14,947	14,761
Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $184.6 million and $110.6 million at December 31, 2025 and 2024, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	Year ended December 31,
	2025	2024
Interest rate-lock commitments	$2,706	$2,047
Forward commitments	(538)	(1,201)
The following tables provide details on the Company’s derivative financial instruments at December 31, 2025 and 2024 (dollars in thousands):

	2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$144,154	$2,712	$6
Forward commitments	231,015	52	590
Total	$375,169	$2,764	$596

	2024
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$90,500	$2,064	$17
Forward commitments	202,441	1,332	131
Total	$292,941	$3,396	$148
As of December 31, 2025, the counterparty collateral asset balance was $42,000 and was included in other assets in the consolidated balance sheets. There was no counterparty collateral asset balance as of December 31, 2024. As of December 31, 2025, there was no counterparty collateral liability balance. As of December 31, 2024, the counterparty collateral liability balance was $43,000, and was included in other liabilities in the consolidated balance sheets.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at December 31, (dollars in thousands):

	2025	2024
Noninterest-bearing deposits	$275,974	$208,938
Interest-bearing demand deposits	1,032,334	690,340
Savings and money market accounts	555,255	334,308
Time:
Under $250,000	2,870,288	2,047,754
$250,000 and over	135,816	141,215
Total	$4,869,667	$3,422,555
Brokered time deposits totaled $2.64 billion and $1.82 billion at December 31, 2025 and 2024, respectively. Management monitors concentrations in brokered deposits as part of its liquidity risk management practices and believes current levels are appropriate given the Company’s diversified funding sources, liquidity position and balance sheet strategy.
At December 31, 2025, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$2,898,203
2027	33,039
2028	47,865
2029	26,225
2030	772
Thereafter	—
Total	$3,006,104
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At December 31, 2025, the Bank had 34 advances totaling $1.42 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between one month and 8.2 years. The weighted average rate was 3.91% at December 31, 2025. At December 31, 2024, the Bank had 34 advances totaling $1.26 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between four months and 9.2 years. The weighted average rate was 3.83% at December 31, 2024.
These advances are collateralized by approximately $4.0 billion and $3.2 billion of mortgage loans (including MPP facilities) and loans held for sale as of December 31, 2025 and 2024, respectively, under an agreement which calls for specific identification of pledged loans. Included in the above, advances totaling $10.0 million as of December 31, 2025 and 2024 were putable advances.
At December 31, 2025, the scheduled maturities of the advances are as follows (dollars in thousands):

2026	$420,000
2027	325,000
2028	50,000
2029	227,500
2030	100,000
Thereafter	300,000
Total	$1,422,500
In January 2025, the Bank executed an extinguishment of $102.5 million in FHLB advances, recognizing a $2.0 million gain on extinguishment as part of the Company's strategy to reduce its wholesale funding ratio.

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)
The Company also utilizes lines of credit and overnight instruments for its short-term borrowing needs. That includes a line of credit included under the collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB and the line of credit matures on May 12, 2026. The Bank had no outstanding borrowings on the line of credit at December 31, 2025 or 2024. Overnight borrowing lines had no balance at December 31, 2025 or 2024. The Company has a $20.0 million unsecured line of credit with another financial institution that it utilizes for holding company liquidity needs. The line of credit carries a floating rate (7.37% at December 31, 2025) and is subject to annual renewal and matures on October 21, 2026. This line had a balance of $17.0 million at December 31, 2025 and no balance at December 31, 2024.

Note 9 — Subordinated Debentures
On September 28, 2018, the Bank issued $15.0 million of subordinated notes due October 1, 2028. The notes were redeemable on October 1, 2023. Interest payments were due April 1 and October 1 of each year at a fixed rate of 6.875% through October 1, 2023 and converted to a variable rate of the three-month LIBOR plus 3.765% with payments due quarterly January 1, April 1, July 1, and October 1 of each year. The notes included fall back language to determine an alternative index rate calculation if the three-month LIBOR rate index was unavailable. The alternative index rate was the three-month Secured Overnight Financing Rate (“SOFR”) plus 4.03%. All notes in this issuance were redeemed and repaid in January 2025.
On August 22, 2024, the Company issued $25.0 million of subordinated notes due September 1, 2034. The notes become redeemable on September 1, 2029. Interest payments are due on March 1 and September 1 of each year at a fixed rate of 9.0% through September 1, 2029 and convert to a variable rate of three-month SOFR plus 5.50% with payments due quarterly.
On December 9, 2025, the Company issued $70.0 million of subordinated notes due December 15, 2035. The notes become redeemable on December 15, 2030. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through December 15, 2030 and convert to a variable rate of three-month SOFR plus 4.24% with payments due quarterly.
On March 12, 2026, the Company issued $20.0 million of subordinated notes due March 15, 2036. The notes become redeemable on March 15, 2031. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through March 15, 2031 and convert to a variable rate of three-month SOFR plus 4.24% with payments due quarterly.
As of December 31, 2025, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
2035	70,000
Total	95,000
Less unamortized deferred costs	3,085
Total maturities, net unamortized deferred costs	$91,915

Northpointe Bancshares, Inc.

Note 10 — Subordinated Debentures Issued through Trusts
Northpointe Statutory Trust I, a business trust, sold 5,000 cumulative preferred securities (trust preferred securities) at $1,000 per trust preferred security in a March 17, 2004 pooled offering. The proceeds from the sale of the trust preferred securities were used by Northpointe Statutory Trust I to purchase an equivalent amount of subordinated debentures from Northpointe Bancshares, Inc. The subordinated debentures issued by the Company carry a floating rate equal to the three-month CME Term SOFR plus tenor spread adjustment of 0.26161 plus 2.79% or three-month LIBOR plus 2.79% (an effective rate of 6.70% and 7.40% at December 31, 2025 and 2024, respectively), have a stated maturity of 30 years and, in effect, are guaranteed by Northpointe Bancshares, Inc. The subordinated debentures include fall back language to determine an alternative index rate calculation if the three-month LIBOR rate index is unavailable; however, the alternative index rate must be based on a three-month product.
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
Note 11 — Issuance of Preferred Stock
On December 30, 2021, the Company issued $25.0 million of 7.25% Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), no par value, with a liquidation preference of $1,000 per share. When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual initial coupon rate of 7.25%, payable quarterly, in arrears. After the fixed rate period, which ends December 30, 2026, dividends, if declared, are payable at a variable rate equal to the three-month SOFR plus 7.00%, reset and payable quarterly, in arrears.

On December 29, 2020, the Company issued $95.0 million of 8.25% Fixed-to-Floating Rate Non- Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). When, as, and if declared by the board of directors of the Company, dividends were payable at an annual initial coupon rate of 8.25%, payable quarterly, in arrears. After the fixed rate period, which would have ended December 30, 2025, dividends, if declared, are payable at a variable rate equal to the three-month SOFR plus 7.99%, reset and payable quarterly, in arrears.

The cash raised by the Company through these issuances of preferred stock was used as a source of capital for the Bank’s organic growth, and general corporate matters. During 2024, the Company redeemed 13,000 shares of the Series A Preferred Stock for $11.6 million. On March 31, 2025, the Company redeemed an additional 5,000 shares of the Series A Preferred Stock for $4.9 million. During the fourth quarter of 2025, the Company redeemed the remaining 77,000 shares of Series A Preferred Stock for $77.0 million.
Preferred stock dividends and related costs for the year ended December 31, 2025 included a non-recurring special dividend of $2.50 per share, totaling $255,000, paid on June 30, 2025 on the Company’s Series A Preferred Stock and the Company’s Series B Preferred Stock. This special dividend was paid in connection with amendments made to the Company’s Series A Preferred Stock on May 16, 2025 and to the Series B Preferred Stock on May 21, 2025 to extend the registration rights agreements deadlines to January 2, 2026 for the Series A Preferred Stock and to January 2, 2027 for the Series B Preferred Stock. It also included $3.2 million in unamortized debt issuance costs related to the redemption of Series A Preferred Stock.

Northpointe Bancshares, Inc.
Note 12 — Off-balance-sheet Activities
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
At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	2025	2024
Commitments to grant loans	$4,161,523	$2,407,551
Unfunded commitments under lines of credit	371,034	334,180
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $330,000 and $385,000 as of December 31, 2025 and 2024, respectively.
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

Northpointe Bancshares, Inc.
Note 13 — Employee Benefits
The Company sponsors a 401(K) plan which contains an employee stock ownership plan (“ESOP”) investment option. The 401(k) Plan is available to all employees, on the 1st of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $1.2 million and $695,000 for the years ended December 31, 2025 and 2024, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
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
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at December 31, 2025. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $6.6 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $389,000 and $390,000 at December 31, 2025 and 2024, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 14 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. The stock option plan and stock appreciation rights plan are both legacy plans which the Company has not, and does not intend to, issue any new shares under following its 2024 issuance.
The Company has a stock option plan for its non-employee directors, executive officers and certain employees under which options may be granted at not less than the fair value of the underlying stock on the date of the grant. These options are subject to a vesting schedule under which one-third vests at each anniversary date of the grant. Under the stock option plan, the Company may grant options to its directors for up to 500,000 shares of common stock and up to 1,000,000 shares of common stock to its executive officers and certain employees. No stock option expense was recorded for the years ended December 31, 2025 and 2024.
All options granted expire within 10 years of the date of grant, subject to certain cancellation provisions related to an individual’s affiliation with the Company.
The calculated value of each option award was estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the years ended December 31, 2025 or 2024.

Northpointe Bancshares, Inc.
Note 14 — Stock Compensation Plans (continued)
A summary of option activity under the Plan for the year ended December 31, 2025 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2025	19,000	$2.00	0.6
Granted	—	—
Exercised	(19,000)	2.00
Forfeited or expired	—	—
Outstanding at December 31, 2025	0	$—	NA
Vested at December 31, 2025	0	$—	NA
The total intrinsic value of the options exercised during the year ended December 31, 2025 was approximately $264,000. No options were exercised in 2024. There was no intrinsic value of the options outstanding at December 31, 2025, but was approximately $236,000 at December 31, 2024.
As of December 31, 2025 and 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.
The Company also has a stock appreciation rights plan for executive officers and certain employees. Stock appreciation rights are primarily granted with a price equal to the market value of common stock on the date of the grant. These awards generally have a five year vesting schedule but may vest early in accordance with accelerated vesting provisions. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock. For periods prior to the Company’s initial public offering, the Company utilized a third party valuation service for the measurement of fair value of the Company’s stock price as provided for in the Employee Stock Ownership Plan Report.
A summary of stock appreciation right awards for the year ended December 31, 2025 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2025	545,000	$11.00
Granted	—	—
Vested	(135,000)	8.45
Forfeited or expired	(20,000)	11.73
Outstanding at December 31, 2025	390,000	$11.85

The Company also has a restricted stock award plan which was implemented during 2024, with 4,000,000 shares initially authorized under the plan. Restricted stock awards generally have vesting periods of three years with vesting at the rate of one-third each year. Restricted stock awards granted to the Company’s Chief Executive Officer in connection with the Company’s initial public offering were assigned a five year vesting period. Restricted stock awards have no other performance conditions required for vesting.

Northpointe Bancshares, Inc.
Note 14 — Stock Compensation Plans (continued)
A summary of changes in the Company’s nonvested restricted stock awards for the year ended December 31, 2025 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2025	849,530	$14.40
Granted	164,000	13.50
Vested	(246,840)	14.40
Forfeited	—	—
Outstanding at December 31, 2025	766,690	$14.21
Compensation expense related to restricted stock awards totaled $4.6 million for the year ended December 31, 2025 and is included in salaries and employee benefits in the consolidated statements of income. There was no compensation cost related to restricted stock awards in 2024.
Upon vesting of restricted stock units (“RSU”), the Company is required to withhold applicable federal, state, and local income taxes and the employee’s share of payroll taxes. Unless the employee provides for the payroll tax withholding, the Company generally satisfies these tax withholding obligations by withholding a portion of the shares that would otherwise be issued to the employee upon vesting (a process referred to as "net settlement"). The number of shares withheld is determined based on the fair market value of the Company’s common stock on the vesting date and the minimum statutory tax withholding requirements.
The shares withheld for tax withholding are not held as treasury shares but are immediately retired and returned to the status of authorized but unissued shares. As a result, the number of shares issued and outstanding is reduced by the number of shares withheld for tax purposes. The value of the shares withheld is presented as a reduction to additional paid-in capital in the consolidated statements of stockholders’ equity.
For the year ended December 31, 2025, the Company withheld 77,823 shares with an aggregate value of $1.4 million to satisfy employee tax withholding obligations upon the vesting of RSUs. The net settlement of RSUs for tax withholding does not impact the total compensation expense recognized for share-based awards.
As of December 31, 2025, there was $9.8 million of total remaining compensation expense related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. This expense is expected to be recognized over a weighted-average period of 1.5 years. Restricted stock awards totaling 246,840 shares vested during the year ended December 31, 2025. The intrinsic value of restricted stock awards vested totaled $4.2 million in the year ended December 31, 2025. There was no vesting of restricted stock awards during 2024.

Note 15 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	2025	2024
Current income tax expense
Federal	$22,291	$35,186
State	4,421	$3,362
Total current income tax expense	26,712	38,548
Deferred tax expense (benefit)
Federal	173	(20,275)
State	99	(556)
Total deferred tax expense (benefit)	272	(20,831)
Total income tax expense	$26,984	$17,717

Northpointe Bancshares, Inc.
Note 15 — Income Taxes (Continued)

A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025		2024
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$23,183	21.00%	$15,304	21.00%
State and local income taxes	3,377	3.06%	2,216	3.04%
Section 162(m) compensation limitation	428	0.38%	—	—%
Effect of nontaxable income and nondeductible expenses	(4)	—%	90	0.12%
Other	—	—%	107	0.15%
Total income tax expense	$26,984	24.44%	$17,717	24.31%

Income taxes paid were as follows for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Federal	$22,350	$38,126
State and local
Florida	1,592	268
All other states	4,854	4,958
Total income taxes paid	$28,796	$43,352

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	December 31, 2025	December 31, 2024
Allowance for credit losses	$2,518	$2,649
Accrued expenses and other reserve accounts	1,802	1,762
Nonaccrual loan interest	846	957
Stock compensation	509	379
Unrealized loss on debt securities available for sale	45	82
Other deferred tax assets	107	211
Total deferred tax assets	5,827	6,040
Mortgage servicing rights	4,030	3,558
Fixed assets	3,273	3,135
Goodwill and intangibles	472	581
Net deferred loan costs/fees	1,732	2,138
Other deferred tax liabilities	106	106
Total deferred tax liabilities	9,613	9,518
Net deferred tax liability	$(3,786)	$(3,478)

Northpointe Bancshares, Inc.
Note 15 — Income Taxes (Continued)

The Company and its subsidiary file consolidated tax returns. The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Deferred tax assets are included in other assets in the consolidated balance sheets and deferred tax liabilities are included in other liabilities in the Consolidated Balance Sheets.
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at December 31, 2025 or 2024.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022, and state and local income tax examinations by tax authorities for years before 2022. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the year ended December 31, 2025. The Company does not expect these changes to have a material impact on future periods.

Northpointe Bancshares, Inc.
Note 16 — Minimum Regulatory Capital Requirements
The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company and Bank’s regulators could require adjustments to regulatory capital not reflected in the consolidated financial statements.
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
Management believes that the Company and the Bank met all capital adequacy requirements to which it was subject at December 31, 2025 and 2024. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Northpointe Bank	663,255	11.21%	266,213	4.50%	$384,530	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	574,967	9.72%	354,968	6.00%	N/A	N/A
Northpointe Bank	663,255	11.21%	354,951	6.00%	473,268	8.00%
Total Capital (to risk weighted assets)
Consolidated	678,300	11.47%	473,290	8.00%	N/A	N/A
Northpointe Bank	671,588	11.35%	473,268	8.00%	591,585	10.00%
Tier 1 capital (to average assets)
Consolidated	574,967	8.24%	279,168	4.00%	N/A	N/A
Northpointe Bank	663,255	9.50%	279,158	4.00%	348,947	5.00%

Northpointe Bancshares, Inc.
Note 16 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2024 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$361,404	8.57%	$189,701	4.50%	N/A	N/A
Northpointe Bank	487,519	11.56%	189,699	4.50%	274,010	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	469,977	11.15%	252,935	6.00%	N/A	N/A
Northpointe Bank	487,519	11.56%	252,932	6.00%	337,242	8.00%
Total Capital (to risk weighted assets)
Consolidated	509,591	12.09%	337,246	8.00%	N/A	N/A
Northpointe Bank	502,996	11.93%	337,242	8.00%	421,553	10.00%
Tier 1 capital (to average assets)
Consolidated	469,977	8.77%	214,421	4.00%	N/A	N/A
Northpointe Bank	487,519	9.09%	214,419	4.00%	268,024	5.00%

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

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)
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
Loans
Certain loans held for sale and HFI are measured at fair value on a recurring basis due to the Company’s election to adopt fair value accounting treatment for those loans originated for which the Company has entered into certain derivative financial instruments as part of its mortgage banking and related risk management activities. These instruments include interest rate lock commitments and mandatory forward commitments to sell these loans to investors known as forward mortgage-backed securities trades. This election allows for a more effective offset of the changes in fair values of the assets and the mortgage related derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. Mortgage loans held for sale and certain loans HFI, for which the fair value option was elected, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. For mortgage loans held for sale for which the fair value option was elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. The Company has no continuing involvement in any residential mortgage loans sold.
Loans HFI that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At December 31, 2025, these loans had an aggregate unpaid principal balance of $202.6 million and aggregate fair value of $178.6 million. At December 31, 2024, these loans had an aggregate unpaid principal balance of $203.0 million and aggregate fair value of $173.0 million.

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)
At December 31, 2025 and 2024, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in Net Gain on Sale of Loans on the Company’s Consolidated Statements of Income.
The table below shows the income statement impact for these fair value adjustments for the years ended December 31, 2025 and 2024:

(dollars in thousands)	For the Year Ended December 31,
	2025	2024
Loans	$6,067	$10,969
Loans held for sale	4,085	(1,402)
Loans reported at fair value which were over 90 days past due amounted to $1.6 million and $148,000 in unpaid principal balance with a fair values of $1.4 million and $145,000 as of December 31, 2025 and 2024, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $11.1 million in unpaid principal balance and $9.1 million in fair value as of December 31, 2025. Non-accrual loans reported at fair value amounted to $10.3 million in unpaid principal balance and $8.3 million in fair value as of December 31, 2024.
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
Mortgage Service Rights
MSRs are carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, servicing costs, and other factors. As such, MSRs are considered Level 3.
Lender Risk Account
The Company’s LRA is carried at fair value. Fair value is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, expected credit losses and other factors. As such, the LRA is considered Level 3.
Collateral Dependent Loans and Other Real Estate Owned
The fair value of collateral for collateral dependent loans and other real estate owned is generally based upon recent real estate appraisals, less costs to sell. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and the income approach. As such, the fair values of collateral dependent loans and other real estate owned are classified as Level 3.

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)
The following tables present information about the Company’s assets measured at fair value on a recurring basis at December 31, 2025 and 2024 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,347	$—	$—	$1,347
Available for sale debt securities	—	4,738	—	4,738
Mortgage banking assets:
Loans held for sale	—	309,213	—	309,213
Loans held for investment	—	178,578	—	178,578
Interest rate lock commitments	—	—	2,712	2,712
Forward sales commitments	—	52	—	52
Mortgage servicing rights	—	—	17,048	17,048
Lender risk account	—	—	30,446	30,446
Total	$1,347	$492,581	$50,206	$544,134
Financial Liabilities:
Interest rate lock commitments	—	—	6	6
Forward sales commitments	—	590	—	590
Total	$—	$590	$6	$596

	Fair Value on a Recurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,305	$—	$—	$1,305
Available for sale debt securities	—	—	8,576	8,576
Mortgage banking assets:
Loans held for sale	—	217,073	—	217,073
Loans held for investment	—	172,960	—	172,960
Interest rate lock commitments	—	—	2,064	2,064
Forward sales commitments	—	1,332	—	1,332
Mortgage servicing rights	—	—	15,133	15,133
Lender risk account	—	—	28,436	28,436
Total	$1,305	$391,365	$54,209	$446,879
Financial Liabilities:
Interest rate lock commitments	—	—	17	17
Forward sales commitments	—	131	—	131
Total	$—	$131	$17	$148

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)
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
Changes in MSRs as well as the related weighted average unobservable inputs are included in Note 5.
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Balance at beginning of period	$8,576	$8,923
Purchases	—	4,000
Sales	—	(5,000)
Realized	—	(83)
Unrealized	209	736
Transfer to Level 2	(8,785)	—
Balance at end of period	$—	$8,576
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Balance at beginning of period	$2,047	$2,948
Change in fair value	659	(901)
Balance at end of period	$2,706	$2,047
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	December 31,
	2025	2024
Pull-through rate	83.4%	83.3%

The following table presents a reconciliation of the Level 3 LRA measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024 (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Beginning of period	$28,436	$31,694
Due to loan sales	1,101	2,084
Releases and claims paid to the Company	(2,571)	(6,200)
Change in fair value recognized in gain on sale of loans	3,480	858
End of period	$30,446	$28,436

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)

Both observable and unobservable inputs may be used to determine the fair value of the lender risk account, which is classified as a Level 3 asset. As a result, the unrealized gains for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
The Company estimates the fair value of the LRA using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
December 31, 2025
Lender Risk Account	$30,446	Present value of	Credit losses	—% - 0.17%	0.05%
		cash flows	Prepayment rates	17.43%	17.43%
			Discount rates	5.05% - 6.57%	5.80%
December 31, 2024
Lender Risk Account	$28,436	Present value of	Credit losses	—% - 0.21%	0.08%
		cash flows	Prepayment rates	11.97%	11.97%
			Discount rates	5.86% - 6.70%	6.39%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually evaluated loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Individually evaluated loans	—	—	$3,345	$3,345
Other real estate owned	—	—	991	991

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Individually evaluated loans	—	—	$6,603	$6,603
Other real estate owned	—	—	1,651	1,651

Northpointe Bancshares, Inc.
Note 18 — Fair Value Measurements (continued)
The following presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$496,459	$496,459
Equity securities	Level 1	1,347	1,347
Debt securities available for sale	Level 2	4,738	4,738
FHLB stock	Level 2	80,109	80,109
Loans held for sale	Level 2	309,213	309,213
Loans, net	Level 2	6,011,092	5,973,507
Interest receivable	Level 2	28,353	28,353
Total		6,931,311	6,893,726
Financial Liabilities:
Deposits	Level 2	4,869,667	4,858,176
Borrowings	Level 2	1,439,500	1,426,415
Subordinated debentures	Level 2	91,915	91,915
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,628	16,628
Total		6,422,710	6,398,134

	December 31, 2024
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$376,295	$376,295
Equity securities	Level 1	1,305	1,305
Debt securities available for sale	Level 3	8,576	8,576
FHLB stock	Level 2	69,574	69,574
Loans held for sale	Level 2	217,073	217,073
Loans, net	Level 2	4,416,564	4,312,773
Interest receivable	Level 2	20,934	20,934
Total		5,110,321	5,006,530
Financial Liabilities:
Deposits	Level 2	3,422,555	3,423,196
Borrowings	Level 2	1,258,750	1,232,310
Subordinated debentures	Level 2	38,933	38,933
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	8,114	8,114
Total		4,733,352	4,707,553

Northpointe Bancshares, Inc.

Note 19 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the year ended December 31, 2025 and there were no balances outstanding at December 31, 2025.
Deposits from principal officers, directors, and their affiliates were $5.9 million at December 31, 2025 and $3.8 million at December 31, 2024.

Note 20 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2025	2024
Earnings per common share:
Net income	$83,409	$55,159
Preferred stock dividends and related costs	11,791	7,997
Net income available to common stockholders	$71,618	$47,162
Weighted average common shares	33,432,895	25,759,938
Basic earnings per common share	$2.14	$1.83
Dilutive earnings per common share:
Net income available to common stockholders	$71,618	$47,162
Weighted average common shares	33,432,895	25,759,938
Effect of dilutive shares	430,294	62,558
Weighted average dilutive common shares	33,863,189	25,822,496
Dilutive earnings per common share	$2.11	$1.83

Note 21 — Segment Information
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
Financial results are presented, to the extent possible, as if each business operated on a standalone basis, and includes expense allocations for corporate overhead services used by the business segments. Shared corporate overhead expenses reside

Northpointe Bancshares, Inc.
Note 21 — Segment Information (continued)
in Retail Banking but are allocated back to MPP through our expense allocation based on occupancy rates and percentage of time spent supporting the segment.
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
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Year Ended December 31,
	2025			2024
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$190,974	$189,230	$380,204	$204,087	$113,445	$317,532
Interest expense	(229,465)	—	(229,465)	(203,317)	—	(203,317)
Funds transfer pricing	121,657	(121,657)	—	75,188	(75,188)	—
Net interest income	83,166	67,573	150,739	75,958	38,257	114,215
Provision (benefit) for credit losses	1,412	686	2,098	(548)	220	(328)
Net income after provision	81,754	66,887	148,641	76,506	38,037	114,543
Noninterest income (1)	84,958	6,022	90,980	67,505	5,418	72,923
Salaries and employee benefits	(82,055)	(8,116)	(90,171)	(72,348)	(5,443)	(77,791)
Occupancy and equipment	(3,374)	(75)	(3,449)	(4,367)	(87)	(4,454)
Other noninterest expense (2)	(34,932)	(676)	(35,608)	(31,796)	(549)	(32,345)
Noninterest expense	(120,361)	(8,867)	(129,228)	(108,511)	(6,079)	(114,590)
Expense allocation (3)	5,294	(5,294)	—	3,419	(3,419)	—
Net income before taxes	51,645	58,748	110,393	38,919	33,957	72,876
Income tax expense	(12,626)	(14,358)	(26,984)	(9,679)	(8,038)	(17,717)
Net income before preferred dividends	$39,019	$44,390	$83,409	$29,240	$25,919	$55,159
Average balance sheet assets	$3,579,184	$2,679,075	$6,258,259	$3,703,012	$1,418,411	$5,121,423
Period end assets	$3,597,890	$3,424,935	$7,022,825	$3,513,191	$1,710,820	$5,224,011

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

Northpointe Bancshares, Inc.

Note 22 — Parent Company Condensed Financial Statements
The following are the condensed balance sheets, statements of income and statements of cash flows of Northpointe Bancshares, Inc. (Parent only) (dollars in thousands):
Condensed Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$18,846	$6,014
Investment in subsidiary	662,331	485,050
Other assets	2,771	1,380
Total Assets	$683,948	$492,444
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures (Note 9)	$91,915	$24,136
Subordinated debentures issues through trusts (Note 10)	5,000	5,000
Borrowings (Note 8)	17,000	—
Accrued and other liabilities	991	818
Total liabilities	114,906	29,954
Stockholders' Equity	569,042	462,490
Total Liabilities and Stockholders' Equity	$683,948	$492,444
Condensed Statements of Income

	Year Ended December 31,
	2025	2024
Income
Dividends and equity in undistributed income from subsidiary	$87,156	$57,116
Total income	87,156	57,116
Expense
Interest expense	2,947	2,017
Other	1,959	569
Total expense	4,906	2,586
Income - before income taxes	82,250	54,530
Income tax (benefit) expense	(1,159)	(629)
Net income	83,409	55,159
Preferred stock dividends and related costs	11,791	7,997
Net income available to common stockholders	$71,618	$47,162

Northpointe Bancshares, Inc.
Note 22 — Parent Company Condensed Financial Statements (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Operating Activities
Net income	$83,409	$55,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiary	(82,156)	(36,416)
Other, net	(1,128)	899
Net cash provided by operating activities	125	19,642
Investing Activities
Contributed capital to subsidiary	(95,000)	—
Net cash used in investing activities	(95,000)	—
Financing Activities
Cash dividends paid on common stock	(3,219)	(2,569)
Net change in other borrowings	17,000	—
Subordinated debt repurchase	—	(20,000)
Subordinated debt issuance, net of costs	67,689	24,107
Preferred stock dividend	(8,214)	(9,011)
Preferred stock repurchase	(82,172)	(11,571)
Issuance of common stock, net	114,151	—
Stock repurchased	—	(770)
Restricted stock units issued, net	2,434	—
Proceeds from exercised stock options	38	155
Net cash (used in) provided by financing activities	107,707	(19,659)
Net increase (decrease) in cash and cash equivalents	12,832	(17)
Cash and cash equivalents - beginning of year	6,014	6,031
Cash and cash equivalents - end of year	$18,846	$6,014

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating whether the benefits of the controls and procedures that the Company adopts outweigh their costs. Our management, including our CEO and CFO, after evaluating the effectiveness of the Company's disclosure controls and procedures, have concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls.
There were no changes to the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on those criteria.
Item 9B. Other Information
During the fourth quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information under the headings “The Board of Directors - General, - Qualifications and Biographical Information, and - Board Committees - Audit Committee,” “Executive Officers,” “Delinquent Section 16(a) Reports”, “Corporate Governance - Code of Ethics”, and “Stockholder Proposals” in our definitive Proxy Statement relating to our May 13, 2026 Annual Meeting of Stockholders is incorporated herein by reference.
We have an Insider Trading Policy that governs the purchase, sale, and/or other disposition of the Company's securities that applies to all directors, officers, employees, certain other covered persons, and the Company itself. The Company believes that our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy was filed as Exhibit 19 in the Company’s 2024 Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation
Information under the heading “Executive Compensation” in our definitive Proxy Statement relating to our May 13, 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information under the heading “Ownership of Northpointe Stock” in our definitive Proxy Statement relating to our May 13, 2026 Annual Meeting of Stockholders is incorporated herein by reference.
The following table sets forth certain information regarding the Company’s equity compensation plans as of December 31, 2025. The following information has been adjusted to reflect the effect of all stock dividends and stock splits.

	Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	766,690	$—	2,986,470
Equity compensation plans not approved by security holders	—	—	—
Total	766,690	$—	2,986,470
(1) Consists of the Northpointe Bancshares, Inc. Omnibus Incentive Plan. The number of shares reflected in column (c ) above regarding the Northpointe Bancshares, Inc. Omnibus Incentive Plan represents shares that may be issued other than upon the exercise of an outstanding option, warrant or right. This plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information under the headings “Transactions with Related Persons” and “The Board of Directors - Board Committees” in our definitive Proxy Statement relating to our May 13, 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information under the headings “Independent Auditors - Fees and - Audit Committee Approval Policies” in our definitive Proxy Statement relating to our May 13, 2026 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements.

The following documents are filed as part of this Annual Report on Form 10-K
•(A) Report of Independent Registered Public Accounting Firm
•(B) Consolidated Balance Sheets at December 31, 2025 and 2024
•(C) Consolidated Statements of Income for the years ended December 31, 2025 and 2024
•(D) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
•(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
•(F) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
•(G) Notes to the Consolidated Financial Statements
(a)(2) Financial Statement Schedules.
None.
(a)(3) Listing of Exhibits.
PLEASE NOTE: It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, may not be true as of the date of this report or any other date, and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements are filed or incorporated by reference as Exhibits hereto are not included in these Exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

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

4.10
First Amendment to Registration Rights Agreement, dated May 16, 2025, by and between the Company and the purchasers named therein. Previously filed with the Commission on May 22, 2025 in Northpointe Bancshares Inc.’s Form 8-K, Exhibit 10.1. Here incorporated by reference.

4.11
First Amendment to Registration Rights Agreement, dated May 21, 2025, by and between the Company and the purchasers named therein. Previously filed with the Commission on May 22, 2025 in Northpointe Bancshares Inc.’s Form 8-K, Exhibit 10.2. Here incorporated by reference.

4.12
Form of 7.50% Fixed-to-Floating Rate Subordinated Note due 2035. Previously filed with the Commission on December 9, 2025 in Northpointe Bancshares Inc.’s Form 8-K, Exhibit 4.1. Here incorporated by reference.

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

10.5*
Employment Agreement between Northpointe Bancshares, Inc. and Amy M. Butler, dated as of June 26, 2025. Previously filed with the Commission on August 13, 2025 in Northpointe Bancshares, Inc.’s Form 10-Q, Exhibit 10.1. Here incorporated by reference.

10.6 *
Employment Agreement between Northpointe Bancshares, Inc. and David J. Christel, dated as of June 26, 2025. Previously filed with the Commission on August 13, 2025 in Northpointe Bancshares, Inc.’s Form 10Q, Exhibit 10.2. Here incorporated by reference.

10.7 *
Employment Agreement between Northpointe Bancshares, Inc. and Kevin J. Comps, dated as of June 26, 2025. Previously filed with the Commission on August 13, 2025 in Northpointe Bancshares, Inc.’s Form 10Q, Exhibit 10.3. Here incorporated by reference.

10.8*
Employment Agreement between Northpointe Bancshares, Inc. and Bradley T. Howes, dated as of June 26, 2025. Previously filed with the Commission on August 13, 2025 in Northpointe Bancshares, Inc.’s Form10Q, Exhibit 10.4. Here incorporated by reference.

10.9
Securities Purchase Agreement, dated May 30, 2019, by and between the Company and Castle Creek Capital Partners VII, LP. Previously filed with the Commission on February 7, 2025 in Northpointe Bancshares, Inc.’s Form S-1, Exhibit 10.8. Here incorporated by reference.

10.10
Securities Purchase Agreement, dated December 24, 2019, by and between the Company and Castle Creek Capital Partners VI, LP. Previously filed with the Commission on February 7, 2025 in Northpointe Bancshares, Inc.’s Form S-1, Exhibit 10.9. Here incorporated by reference.

10.11
Form of Subordinated Note Purchase Agreement, dated as of December 9, 2025, by and among Northpointe Bancshares, Inc. and the purchasers. Previously filed with the Commission on December 9, 2025 in Northpointe Bancshares Inc.’s Form 8-K, Exhibit 10.1. Here incorporated by reference.

19
Insider Trading Policy. Previously filed with the Commission on March 28, 2025 in Northpointe Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, Exhibit 19. Here incorporated by reference.

21	Subsidiary of Northpointe Bancshares, Inc.
23.1	Consent of RSM US LLP
24.1	Power of Attorney contained on the signature pages of this 2025 Annual Report on Form 10-K and incorporated herein by reference.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. § 1350
97.1
Company Clawback Policy. Previously filed with the Commission on March 28, 2025 in Northpointe Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, Exhibit 97. Here incorporated by reference.

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
The other instruments defining the rights of the long-term debt securities of the Registrant and its subsidiary are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.
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
Charles A. Williams Chairman and Chief Executive Officer

Date: March 27, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Charles A. Williams and Bradley T. Howes, and each one of them, as his or her true and lawful attorneys-in- fact and agents, with full power of substitution and resubstitution, to execute in his or her name an Annual Report of Northpointe Bancshares, Inc. on Form 10-K for its fiscal year ended December 31, 2025, and any amendments to that report, and to file it with the Securities and Exchange Commission. Each attorney shall have power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act to be done in the premises as fully and to all intents and purposes as the undersigned could do in person, and the undersigned hereby ratifies and approves the acts of such attorneys.

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date
/s/ Charles A. Williams	Founder, Chairman, Chief Executive Officer and Director	March 27, 2026
Charles A. Williams	(Principal Executive Officer)

/s /Kevin J. Comps	President and Secretary	March 27, 2026
Kevin J. Comps

/s /Bradley T. Howes	Executive Vice President and Chief Financial Officer	March 27, 2026
Bradley T. Howes	(Principal Financial Officer)

/s /Gary Dykstra	Senior Vice President and Controller	March 27, 2026
Gary Dykstra	(Principal Accounting Officer)

/s/ Carrie L. Boer	Director	March 27, 2026
Carrie L. Boer

/s/ Rajeev Chaudhary	Director	March 27, 2026
Rajeev Chaudhary

/s/ Robert W. De Vlieger II	Director	March 27, 2026
Robert W. De Vlieger II

/s/ R. Jeffery Dean	Director	March 27, 2026
R. Jeffery Dean

/s/ Bruce L. Edger	Director	March 27, 2026
Bruce L. Edger

/s/ John M. Eggemeyer III	Director	March 27, 2026
John M. Eggemeyer III

/s/Rodney E. Hood	Director	March 27, 2026
Rodney E. Hood

/s/ David S. Hooker	Director	March 27, 2026
David S. Hooker

/s/David F. Lawrence	Director	March 27, 2026
David F. Lawrence

/s/John R. Tuttle	Director	March 27, 2026
John R. Tuttle