Form 10-Q
period 2026-03-31
NORTHPOINTE BANCSHARES INC
filed 2026-05-14
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 14, 2026, there were 34,581,842 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections regarding, among other things, the financial services industry, the economy, and Northpointe Bancshares, Inc. (“Northpointe” or the “Company”), the Company’s financial condition, results of operations, business plans and future performance. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions.
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
Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and the preceding forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in the 2025 Form 10-K, elsewhere in this report and the following:

•general economic and business conditions nationally and in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth and the threat of recession, volatile equity capital markets, supply chain issues, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
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
•the sufficiency of our allowance for credit losses (“ACL”), the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves, including risks related to model assumptions, data inputs, qualitative adjustments and changes in economic forecasts;
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
•the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to and the potential effect on our reputation;
•negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
•the impact of recent and future legislative and regulatory changes;
•examinations by our regulatory authorities and changes to supervisory, examination and enforcement priorities;
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
•changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
•the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
•our ability to identify and address cyber security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
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
•action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in Item 1A of the 2025 Form 10-K and in any of Northpointe’s subsequent SEC filings. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements. In addition, our past results of operations are not necessarily indicative of our future results. You are cautioned not to place undue reliance on these forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law.

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
March 31, 2026 and December 31, 2025
(unaudited)
(Dollars in thousands)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$487,617	$496,459
Equity securities	1,339	1,347
Debt securities available for sale	4,884	4,738
Federal Home Loan Bank ("FHLB") stock	80,109	80,109
Loans held for sale, at fair value	297,243	309,213
Total loans held for investment (“HFI”) - ($173,852 and $178,578 at fair value at March 31, 2026 and December 31, 2025, respectively)	6,411,197	6,021,527
Allowance for credit losses	(9,700)	(10,435)
Net loans	6,401,497	6,011,092
Mortgage servicing rights, at fair value	20,608	17,048
Intangible assets, net	1,367	1,513
Premises and equipment	27,394	27,571
Other assets	73,819	73,735
Total Assets	$7,395,877	$7,022,825
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$277,239	$275,974
Interest-bearing	4,724,178	4,593,693
Total deposits	5,001,417	4,869,667
Borrowings	1,631,496	1,439,500
Subordinated debentures	111,872	91,915
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	4,110	3,786
Other liabilities	51,989	43,915
Total Liabilities	6,805,884	6,453,783
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series B - 25,000 shares issued and outstanding at March 31, 2026 and December 31, 2025 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,494,116 shares at March 31, 2026 and December 31, 2025
Additional paid in capital	204,875	204,875
Retained earnings	385,206	364,366
Accumulated other comprehensive loss	(88)	(199)
Total Stockholders' Equity	589,993	569,042
Total Liabilities and Stockholders' Equity	$7,395,877	$7,022,825
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 2026 and 2025
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest Income
Loans - including fees	$94,913	$72,071
Investment securities - taxable	57	154
FHLB stock - taxable	1,745	1,629
Interest bearing deposits	4,788	5,296
Total interest income	101,503	79,150
Interest Expense
Deposits	44,455	36,310
Subordinated debentures	2,102	887
Borrowings	13,673	11,564
Total interest expense	60,230	48,761
Net interest income	41,273	30,389
Provision (benefit) for credit losses	(469)	1,385
Provision (benefit) for unfunded commitments	24	(90)
Net interest income after provision (benefit) for credit losses and unfunded commitments	41,718	29,094
Noninterest income
Service charges on deposits and other fees	264	180
Loan servicing fees	3,548	995
Mortgage Purchase Program ("MPP") fees	1,970	1,141
Net gain on sale of loans	16,547	18,587
Other noninterest income (loss)	(184)	1,970
Total noninterest income	22,145	22,873
Noninterest expense
Salaries and employee benefits	24,353	20,443
Occupancy and equipment	820	972
Data processing expense	2,349	2,107
Professional fees	1,318	1,228
Other taxes and insurance	2,237	1,787
Other noninterest expense	3,358	2,835
Total noninterest expense	34,435	29,372
Income - before income taxes	29,428	22,595
Income tax expense	7,274	5,348
Net income	22,154	17,247
Preferred stock dividends	453	2,206
Net income available to common stockholders	$21,701	$15,041
Basic earnings per common share	$0.63	$0.50
Diluted earnings per share	$0.62	$0.49
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$22,154	$17,247
Other comprehensive income
Unrealized gains:
Net change in unrealized loss on debt securities available for sale	146	18
Tax effect	35	4
Net change in unrealized loss on debt securities available for sale, net of tax	111	14
Less: reclassification adjustments:
Reclassifications for gains included in net income	—	—
Tax effect	—	—
Reclassifications for gains included in net income, net of tax	—	—
Total other comprehensive income	111	14
Comprehensive income	$22,265	$17,261
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income, three months	—	—	—	—	17,247	—	17,247
Other comprehensive income	—	—	—	—	—	14	14
Dividends declared ($0.025 per share)	—	—	—	—	(641)	—	(641)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,444	—	—	114,444
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(2,206)	—	(2,206)
Balance - March 31, 2025	77,000	25,000	34,315,099	$276,465	$310,367	$(310)	$586,522

Balance - January 1, 2026	—	25,000	34,494,116	$204,875	$364,366	$(199)	$569,042
Net income, three months	—	—	—	—	22,154	—	22,154
Other comprehensive income	—	—	—	—	—	111	111
Dividends declared ($0.025 per share)	—	—	—	—	(861)	—	(861)
Preferred stock dividends	—	—	—	—	(453)	—	(453)
Balance - March 31, 2026	—	25,000	34,494,116	$204,875	$385,206	$(88)	$589,993

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$22,154	$17,247
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by operating activities:
Depreciation	594	662
Provision (benefit) for credit losses	(469)	1,385
Provision (benefit) for unfunded commitments	24	(90)
Amortization of intangible asset	146	146
Amortization of debt issuance costs	80	226
Net gain on sale of loans	(16,547)	(18,587)
Proceeds from sales of loans held for sale	639,754	444,893
Origination of mortgage loans held for sale	(616,204)	(420,710)
Net loss on sale of other real estate	—	6
Write-down of other real estate	171	76
Net gain on extinguishment of debt	—	(2,048)
Change in fair value of mortgage servicing rights ("MSR")	(1,322)	707
Deferred tax expense	288	(551)
Change in fair value of equity securities	8	(20)
Change in mortgage banking derivatives	(3,803)	(560)
Net change in:
Other assets	4,246	17,951
Other liabilities	8,572	13,691
Net cash and cash equivalents provided by operating activities	37,692	54,424
Cash Flows from Investing Activities
Proceeds from sales of other real estate	—	2,075
Purchases of premises and equipment	(417)	(322)
Net increase in loans	(388,995)	(717,495)
Contributions to lender risk account ("LRA")	(324)	(400)
Proceeds from LRA	893	628
Net cash and cash equivalents used in investing activities	(388,843)	(715,514)
Cash Flows from Financing Activities
Net change in deposits	131,750	400,067
Cash dividends paid on common stock	(861)	(641)
Subordinated debt call and repayment	—	(15,000)
Subordinated debt issuance, net of costs	19,877	—
Advances of FHLB borrowings	435,000	80,000
Repayment of FHLB borrowings	(430,000)	(100,452)
Net change in other borrowings	186,996	134,908
Issuance of common stock, net	—	114,444
Preferred stock dividend	(453)	(2,206)
Preferred stock repurchase	—	(4,840)
Proceeds from exercised stock options	—	14
Net cash and cash equivalents provided by financing activities	342,309	606,294
Net decrease in cash and cash equivalents	(8,842)	(54,796)
Cash and cash equivalents - beginning of year	496,459	376,295
Cash and cash equivalents - end of year	$487,617	$321,499
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
Supplemental cash flow information	2026	2025
Cash paid for:
Interest	$58,531	$41,720
Non-cash supplemental information:
Change in rebooked GNMA loans over 90 days	(290)	232
Loans transferred to other real estate	1,806	—
Loans transferred from loans held for sale to loans HFI at fair value	2,747	2,181

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Northpointe Bancshares, Inc.’s (the “Company”) accounting and reporting policies and practices conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company’s primary focus is residential mortgage lending throughout the United States. The majority of these loans are sold in the secondary market through a network of investors. The Company also has developed a mortgage advance program which provides funding to pre-approved mortgage bankers who originate and sell individual conforming and non-qualified loan products in the secondary market. The Company continues to service loans which were originated and sold to investors as well as loans held in its portfolio which were originated and selectively held in portfolio. The Company has two reportable segments, Retail Banking and MPP, which are discussed in more detail in Note 20. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Northpointe Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiary are included in the consolidated financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

Significant Group Concentrations of Credit Risk
The Company’s single banking branch is located in Michigan, but the Company markets its banking products to deposit customers located throughout the United States. The Company is also active nationwide in mortgage lending through a network of mortgage bankers and other financial institutions. Note 3 discusses the types of lending in which the Company engages. The Company’s primary concentration is in real estate lending, including the origination and sale of one-to-four family real estate mortgages to the secondary market to Government Sponsored Entities (“GSEs”) and its mortgage advance program.
Use of Estimates
In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, fair value of mortgage servicing rights, and fair value of the lender risk account.

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
Reclassifications
Some items in the prior year’s consolidated financial statements were reclassified to conform to the current presentation. These reclassifications had no impact on the prior year’s net income or stockholders’ equity.
Mortgage Purchase Program (“MPP”)
Our MPP business provides independent mortgage bankers with an alternative to traditional mortgage warehouse lending. MPP utilizes a collateralized mortgage purchase facility with individual advances under the facility which are reviewed and approved by the Company and secured by our mortgage bankers’ originated one-to-four family mortgage loans. These facilities enable the Company’s MPP clients to close and fund their mortgages and during a relatively short period (typically less than 30 days), and the originated loans are sold into the secondary market via government agencies (Fannie Mae, Freddie Mac or Ginnie Mae) or to institutional investors (banks, large mortgage companies, insurance companies, mortgage REIT’s) or are securitized.
The Company also participates out portions of the individual advances (“the participating interest”) through participation agreements with other financial institutions. Cash flows associated with the individual advances are shared on a pro-rata basis with the participating banks.
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans and or credit losses in the Company’s MPP business during the three months ended March 31, 2026 or 2025.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At March 31, 2026 and December 31, 2025, the Bank had outstanding balances on these facilities of $71.3 million and $56.5 million, respectively.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Lender Risk Account
A LRA has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of March 31, 2026 and December 31, 2025, the Company had on deposit with the FHLB $54.8 million and $55.0 million, respectively, in these LRAs. Additionally, as of March 31, 2026 and December 31, 2025, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.4 million and $4.3 million, respectively. The Company amortizes the guarantee account over a five to nine year period. Amortization totaling $213,000 and $166,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the three months ended March 31, 2026 and 2025, respectively. The Company carries the LRA asset at fair value in the Company’s Consolidated Balance Sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $29.6 million and $30.4 million at March 31, 2026 and December 31, 2025, respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at March 31, 2026 and December 31, 2025.

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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $26.5 million and $28.3 million as of March 31, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.
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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The Company periodically performs a backtest on default, loss severity and prepayment forecasts to determine if any adjustments should be made to the model, which includes a comparison of actual defaults, losses and prepayments with those originally forecasted. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of March 31, 2026 and December 31, 2025, the Moody’s Baseline March 2026 and December 2025 U.S. Macroeconomic Outlook, respectively, were utilized.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
Repurchase Reserve
The Company sells residential mortgage loans to investors in the ordinary course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.0 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively, and is included in other liabilities on the consolidated balance sheet.
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of March 31, 2026 or December 31, 2025.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at March 31, 2026 and December 31, 2025 was approximately $3.4 million and $1.7 million, respectively. The Company had real estate in the process of foreclosure totaling $23.0 million as of March 31, 2026 and $18.1 million as of December 31, 2025.

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
The ROU assets were $1.4 million at March 31, 2026 and lease liabilities were $1.3 million at March 31, 2026, and were $1.0 million and $1.1 million, respectively, at December 31, 2025. ROU assets are included in other assets and ROU lease liabilities are include in other liabilities in the Company’s Consolidated Balance Sheets.
Issued Not Yet Effective Accounting Pronouncement
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

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

March 31, 2026	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(116)	$4,884
Total	$5,000	$—	$(116)	$4,884

December 31, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(262)	$4,738
Total	$5,000	$—	$(262)	$4,738
As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses on debt securities available for sale.
There were no sales of debt securities available for sale in the three months ended March 31, 2026 or 2025.
At March 31, 2026 and December 31, 2025, the Company held one bond which was in an unrealized loss position for more than twelve months. The Company believes the unrealized loss on this bond is interest rate driven and temporary.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

March 31, 2026	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,884	$(116)	$4,884	$(116)
Total	$—	$—	$4,884	$(116)	$4,884	$(116)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,738	$(262)	$4,738	$(262)
Total	$—	$—	$4,738	$(262)	$4,738	$(262)
Debt securities, at par value, have the following contractual maturities as of March 31, 2026 (dollars in thousands):

March 31, 2026
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$5,000	$—	$5,000
Total	$—	$—	$5,000	$—	$5,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	March 31, 2026	December 31, 2025
Residential	$2,543,441	$2,573,890
Commercial	477	15,521
MPP	3,860,663	3,424,935
Total loans	6,404,581	6,014,346
Less:
Allowance for credit losses	9,700	10,435
Net deferred loan (cost)/fees	(6,616)	(7,181)
Net loans	$6,401,497	$6,011,092
The residential portfolio includes $173.9 million and $178.6 million of loans measured at fair value on March 31, 2026 and December 31, 2025, respectively.
Activity in the allowance for credit losses for the three months ended March 31, 2026 is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2026
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$8,999	$61	$1,370	$5	$10,435
Charge-offs	(475)	—	—	—	(475)
Recoveries	98	111	—	—	209
Provision (benefit)	(471)	(170)	174	(2)	(469)
Ending balance	$8,151	$2	$1,544	$3	$9,700
Activity in the allowance for loan losses for the three months ended March 31, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended March 31, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(312)	—	—	—	(312)
Recoveries	48	4	—	—	52
Provision (benefit)	1,117	(32)	303	(3)	1,385
Ending balance	$11,321	$4	$987	$3	$12,315

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

Activity in the allowance for unfunded commitments for the three months ended March 31, 2026 and 2025 is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$330	$385
Charge-offs	—	—
Recoveries	—	—
Provision (benefit)	(24)	(90)
Ending balance	$306	$295

Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of March 31, 2026 (dollars in thousands):

	March 31, 2026
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$3,873	$1,464	$5,337	$142	$5,479
Home equity lines of credit	11,941	1,227	13,168	67	13,235
Closed end, first liens	40,198	7,642	47,840	4,526	52,366
Closed end, second liens	1,707	148	1,855	—	1,855
Commercial	149	—	149	—	149
Total	$57,868	$10,481	$68,349	$4,735	$73,084

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
The Bank has not recognized any material interest income on nonaccrual loans during the three months ended March 31, 2026 or 2025.

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

The amortized cost of collateral dependent loans by class as of March 31, 2026 and December 31, 2025 was as follows (dollars in thousands):

	March 31, 2026
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$3,873	$—	$—
Home equity lines of credit	12,411	—	98
Closed end, first liens	40,950	—	98
Closed end, second liens	1,755	—	8
Commercial	148	$—	—
Total	$59,137	$—	$204

	December 31, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,501	$—	$—
Home equity lines of credit	12,864	—	130
Closed end, first liens	41,844	—	26
Closed end, second liens	1,105	—	9
Commercial	154	$—	—
Total	$60,468	$—	$165

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$2,612	$1,405	$3,990	$8,007	$124,063	$132,070
Home equity lines of credit	2,531	2,267	10,308	15,106	795,556	810,662
Closed end, first liens	16,075	9,479	40,021	65,575	1,299,306	1,364,881
Closed end, second liens	1,322	1,160	1,786	4,268	64,324	68,592
Commercial	—	51	148	199	278	477
MPP	—	—	—	—	3,860,663	3,860,663
Total	$22,540	$14,362	$56,253	$93,155	$6,144,190	$6,237,345

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$4,540	$2,135	$5,623	$12,298	$135,250	$147,548
Home equity lines of credit	4,187	916	10,944	16,047	769,936	785,983
Closed end, first liens	21,994	7,568	38,751	68,313	1,329,394	1,397,707
Closed end, second liens	1,857	1,090	1,105	4,052	67,203	71,255
Commercial	55	—	153	208	15,313	15,521
MPP	—	—	—	—	3,424,935	3,424,935
Total	$32,633	$11,709	$56,576	$100,918	$5,742,031	$5,842,949

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
During the three months ended March 31, 2026, there were five closed end, first lien loans totaling $1.7 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the three months ended March 31, 2025, there were $2.6 million in loans that were both experiencing financial difficulty and modified during the period: eight closed end, first liens, for $2.3 million and one home equity line of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification.
There were $2.9 million of loans that had modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the three months ended March 31, 2026. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the three months ended March 31, 2025.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of March 31, 2026 based on year of origination (dollars in thousands):

	2026	2025	2024	2023	2022	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$366	$3,640	$4,340	$28,234	$44,359	$45,794		$—	$126,733
Nonperforming	—	—	174	1,775	2,292	1,096		—	5,337
Total	366	3,640	4,514	30,009	46,651	46,890		—	132,070
Gross charge-offs	—	—	—	9	20	13		—	42
Home equity lines of credit:
Performing	—	—	—	—	—	—		797,494	797,494
Nonperforming	—	—	—	—	—	—		13,168	13,168
Total	—	—	—	—	—	—		810,662	810,662
Gross charge-offs	—	—	—	274	13	—		—	287
First liens, closed end loans:
Performing	247	7,171	29,282	67,863	975,018	237,460		—	1,317,041
Nonperforming	—	1,171	2,228	8,056	26,469	9,916		—	47,840
Total	247	8,342	31,510	75,919	1,001,487	247,376		—	1,364,881
Gross charge-offs	—	—	11	70	51	5		—	137
Second liens, closed end loans:
Performing	89	3,107	3,894	10,978	28,253	20,416		—	66,737
Nonperforming	—	—	252	420	315	868		—	1,855
Total	89	3,107	4,146	11,398	28,568	21,284		—	68,592
Gross charge-offs	—	—	—	9	—	—		—	9
Commercial: Risk Rating
Pass	—	—	—	—	—	277		—	277
Special mention	—	—	—	—	—	51		—	51
Substandard	—	—	—	—	—	149		—	149
Total	—	—	—	—	—	477	477	—	477
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		3,860,663	3,860,663
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		3,860,663	3,860,663
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$702	$15,089	$40,170	$117,326	$1,076,706	$316,027		$4,671,325	$6,237,345
Grand total gross charge-offs	$—	$—	$11	$362	$84	$18		$—	$475
There were no revolving loans converted to term loans during the three months ended March 31, 2026.

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)
The following table reflects amortized cost basis of loans and full year charge-offs as of December 31, 2025 (excluding those loans carried at fair value) based on year of origination (dollars in thousands):

	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Construction and land development
Performing	$3,640	$6,073	$35,304	$46,608	$33,323	$16,851	$—	$141,799
Nonperforming	—	176	1,817	2,490	773	493	—	5,749
Total	3,640	6,249	37,121	49,098	34,096	17,344	—	147,548
Gross charge-offs	—	—	43	303	30	22	—	398
Home equity lines of credit:
Performing	—	—	—	—	—	—	772,315	772,315
Nonperforming	—	—	—	—	—	—	13,668	13,668
Total	—	—	—	—	—	—	785,983	785,983
Gross charge-offs	—	2	230	416	21	—	—	669
First liens, closed end loans:
Performing	10,612	31,083	73,710	990,798	139,513	102,187	—	1,347,903
Nonperforming	155	2,795	6,834	31,277	3,239	5,504	—	49,804
Total	10,767	33,878	80,544	1,022,075	142,752	107,691	—	1,397,707
Gross charge-offs	—	148	220	1,471	74	6	—	1,919
Second liens, closed end loans:
Performing	3,112	4,229	11,767	29,114	7,812	13,665	—	69,699
Nonperforming	—	252	431	315	232	326	—	1,556
Total	3,112	4,481	12,198	29,429	8,044	13,991	—	71,255
Gross charge-offs	—	—	113	4	114	—	—	231
Commercial: Risk Rating
Pass	—	—	—	—	—	312	15,000	15,312
Special mention	—	—	—	—	—	55	—	55
Substandard	—	—	—	—	—	154	—	154
Total	—	—	—	—	—	521	15,000	15,521
Gross charge-offs	—	—	—	—	—	—	—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—	3,424,935	3,424,935
Special mention	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	3,424,935	3,424,935
Gross charge-offs	—	—	—	—	—	—	—	—
Grand total	$17,519	$44,608	$129,863	$1,100,602	$184,892	$139,547	$4,225,918	$5,842,949
Grand total gross charge-offs	$—	$150	$606	$2,194	$239	$28	$—	$3,217
There were no revolving loans converted to term loans during 2025.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	March 31, 2026	December 31, 2025
Land	$6,396	$6,370
Leasehold improvements	142	142
Buildings and building improvements	26,786	26,157
Furniture, fixtures, and equipment	7,453	7,197
Construction in progress	7	501
Total cost	40,784	40,367
Accumulated depreciation	(13,390)	(12,796)
Net	$27,394	$27,571
Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $594,000 and $662,000, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of March 31, 2026 are as follows (dollars in thousands):

2026	$837
2027	504
2028	233
2029	99
2030	—
Total undiscounted lease payments	1,673
Less discount to net present value	(335)
Total operating lease liabilities	$1,338
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 5.85% and weighted average remaining life was 2.09 years at March 31, 2026.
The leases contain options to extend for periods from 1 year to 5 years. The cost of such rentals is not included above. Total rent expense for the three months ended March 31, 2026 and 2025 amounted to $292,000 and $307,000, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $455,000 and $289,000 for the three months ended March 31, 2026 and 2025, respectively.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net (continued)

Future income from non-cancelable lease agreements in effect at March 31, 2026 is as follows (dollars in thousands):

2026	$1,402
2027	1,754
2028	1,356
2029	1,025
2030	982
Thereafter	983
Total	$7,502
Note 5 — Mortgage Servicing Rights (“MSRs”)
The right to service loans for others is recognized as an MSR on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others were approximately $2.0 billion and $1.8 billion at March 31, 2026 and December 31, 2025, respectively. In addition, approximately $3.3 billion and $3.1 billion at March 31, 2026 and December 31, 2025, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s consolidated statements of income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual servicing fees	$2,211	$1,682
Late fees	15	17
Other fees	—	3
Change in fair value of MSRs and paid in full	$1,322	$(707)
Total	$3,548	$995

At March 31, 2026 the fair value of MSRs was determined using discount rates between 9.5% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 11.5%. At December 31, 2025 the fair value of MSRs was determined using discount rates between 9.0% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 12.1%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Balance – Beginning of period	$17,048	$15,133
Additions	2,238	1,066
Paid in full loans	(488)	(128)
Change in fair value	1,810	(579)
Balance – End of period	$20,608	$15,492

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights (continued)

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	March 31, 2026			December 31, 2025
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	9.5%	$19,790	$19,032	9.5%	$16,416	$15,829
Constant prepayment rate	10.2%	19,770	18,996	12.1%	16,321	15,662
Cost to service (per loan)	$74	20,347	20,087	$74	16,813	16,579

Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $134.8 million and $184.6 million at March 31, 2026 and December 31, 2025, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	March 31, 2026	December 31, 2025
Interest rate-lock commitments	$3,941	$2,706
Forward commitments	2,030	(538)
The following tables provide details on the Company’s derivative financial instruments at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$201,148	$4,109	$168
Forward commitments	373,072	2,227	197
Total	$574,220	$6,336	$365

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$144,154	$2,712	$6
Forward commitments	231,015	52	590
Total	$375,169	$2,764	$596
There was no counterparty collateral asset balance as of March 31, 2026. As of December 31, 2025, the counterparty collateral asset balance was $42,000 and was included in other assets in the consolidated balance sheets. As of March 31, 2026, the counterparty collateral liability balance was $901,000 and was included in other liabilities in the consolidated balance sheets. There was no counterparty collateral liability balance as of December 31, 2025.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	March 31, 2026	December 31, 2025
Noninterest-bearing deposits	$277,239	$275,974
Interest-bearing demand deposits	1,299,693	1,032,334
Savings and money market accounts	510,807	555,255
Time:
Under $250,000	2,781,287	2,870,288
$250,000 and over	132,391	135,816
Total	$5,001,417	$4,869,667
Brokered time deposits totaled $2.54 billion and $2.64 billion at March 31, 2026 and December 31, 2025, respectively. Management monitors concentrations in brokered deposits as part of its liquidity risk management practices and believes current levels are appropriate given the Company’s diversified funding sources, liquidity position and balance sheet strategy.
At March 31, 2026, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$2,783,485
2027	50,310
2028	52,247
2029	26,287
2030	800
Thereafter	549
Total	$2,913,678
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At March 31, 2026, the Bank had 33 advances totaling $1.43 billion carrying fixed interest rates ranging between 2.90% and 4.84% with scheduled maturities between one month and 7.8 years. The weighted average rate was 3.92% at March 31, 2026. At December 31, 2025, the Bank had 34 advances totaling $1.42 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between one month and 8.2 years. The weighted average rate was 3.91% at December 31, 2025.
These advances are collateralized by approximately $4.2 billion and $4.0 billion of mortgage loans (including MPP facilities) and loans held for sale as of March 31, 2026 and December 31, 2025, respectively, under an agreement which calls for specific identification of pledged loans. Putable advances are included in the above tables, and there were none utilized as of March 31, 2026 and $10.0 million utilized at December 31, 2025.
At March 31, 2026, the scheduled maturities of the advances are as follows (dollars in thousands):

2026	$425,000
2027	325,000
2028	50,000
2029	227,500
2030	100,000
Thereafter	300,000
Total	$1,427,500

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)

The Company also utilizes lines of credit and overnight instruments for its short-term borrowing needs. That includes a line of credit included under the collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB (4.02% at March 31, 2026) and the line of credit matures on May 12, 2026. The Bank had $24.0 million and no outstanding borrowings on the line of credit at March 31, 2026 and December 31, 2025, respectively. Overnight borrowing lines had a balance of $180.0 million at March 31, 2026 and no balance at December 31, 2025.
The Company also has a $20.0 line of credit with another financial institution that it utilizes for holding company liquidity needs. This line had no balance at March 31, 2026 and a $17.0 million balance at December 31, 2025. The line of credit carries a floating rate (7.16% at March 31, 2026 and 7.37% at December 31, 2025), is subject to annual renewal and matures on October 21, 2026.

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
On August 22, 2024, the Company issued $25.0 million of subordinated notes due September 1, 2034. The notes become redeemable on September 1, 2029. Interest payments are due on March 1 and September 1 of each year at a fixed rate of 9.00% through September 1, 2029 and convert to a variable rate of three month Secured Overnight Financing Rate (“SOFR”) plus 5.50% with payments due quarterly.
On December 9, 2025, the Company issued $70.0 million of subordinated notes due December 15, 2035. The notes become redeemable on December 15, 2030. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through December 15, 2030 and convert to a variable rate of three-month SOFR plus 4.24% with payments due quarterly.
On March 12, 2026, the Company issued $20.0 million of subordinated notes due March 15, 2036. The notes become redeemable on March 15, 2031. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through March 15, 2031 and convert to a variable rate of three-month SOFR plus 4.15% with payments due quarterly.

As of March 31, 2026, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
2035	70,000
2036	20,000
Total	115,000
Less unamortized deferred costs	3,128
Total maturities, net unamortized deferred costs	$111,872

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

Northpointe Bancshares, Inc.
Note 10 — Issuance of Preferred Stock (continued)

On December 29, 2020, the Company issued $95.0 million of 8.25% Fixed-to-Floating Rate Non- Cumulative Perpetual Preferred Stock, Series A, no par value, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). When, as, and if declared by the board of directors of the Company, dividends will be payable at an annual initial coupon rate of 8.25%, payable quarterly, in arrears. After the fixed rate period, which would have ended December 30, 2025, dividends, if declared, would be payable at a variable rate equal to the three-month SOFR plus 7.99%, reset and payable quarterly, in arrears.
The cash raised by the Company through these issuances of preferred stock was used as a source of capital for the Bank’s organic growth and general corporate matters. During 2024, the Company redeemed 13,000 shares of the Series A Preferred Stock for $11.6 million. On March 31, 2025, the Company redeemed an additional 5,000 shares of the Series A Preferred Stock for $4.9 million. On December 30, 2025, the Company redeemed the remaining 77,000 shares of Series A Preferred Stock for $77.0 million.

Note 11 — Off-balance-sheet Activities
Credit-related Financial Instruments
The Company is a party to credit-related financial instruments with off-balance-sheet risk in the ordinary course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.
The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.
At March 31, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	March 31, 2026	December 31, 2025
Commitments to grant loans	$4,534,843	$4,161,523
Unfunded commitments under lines of credit	396,099	371,034
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $354,000 as of March 31, 2026 and $330,000 as of December 31, 2025.

Northpointe Bancshares, Inc.
Note 11 — Off-balance-sheet Activities (continued)

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
Legal Contingencies
Various legal claims also arise from time to time in the ordinary course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which is available to all employees, on the first of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $511,000 and $372,000 for the three months ended March 31, 2026 and 2025, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at March 31, 2026. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.4 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $537,000 and $389,000 at March 31, 2026 and December 31, 2025, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. The stock option plan and stock appreciation rights plan are both legacy plans which the Company has not, and does not intend to, issue any new shares under following its 2024 issuance.
The Company has a stock option plan for its non-employee directors, executive officers and certain employees under which options may be granted at not less than the fair value of the underlying stock on the date of the grant. These options are subject to a vesting schedule under which one-third vests at each anniversary date of the grant. Under the stock option plan, the Company may grant options to its directors for up to 500,000 shares of common stock and up to 1,000,000 shares of common stock to its executive officers and certain employees. No stock option expense was recorded for the three months ended March 31, 2026 and 2025.
All options granted expire within 10 years of the date of grant, subject to certain cancellation provisions related to an individual’s affiliation with the Company.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The last of the options issued under this plan were exercised during year ended December 31, 2025. There were no stock option grants in the three months ended March 31, 2026 or 2025.
There were 9,000 options exercised during the three months ended March 31, 2025 at an exercise price of $1.50 per share. The total intrinsic value of the options exercised during the three months ended March 31, 2025 was approximately $116,000.
As of March 31, 2026 and 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.
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
A summary of stock appreciation right awards for the three months ended March 31, 2026 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2026	390,000	$11.85
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2026	390,000	$11.85

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
A summary of changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2026 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	766,690	$14.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2026	766,690	$14.21

Compensation cost related to restricted stock awards totaled $1.2 million for the three months ended March 31, 2026 and $1.3 million for the three months ended March 31, 2025.

As of March 31, 2026, there was $8.6 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. There was no vesting of restricted stock awards during the three months ended March 31, 2026 or 2025.

Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Current income tax expense
Federal	$6,080	$5,134
State	906	765
Total current income tax expense	6,986	5,899
Deferred tax expense
Federal	251	(480)
State	37	(71)
Total deferred income tax expense	288	(551)
Total income tax expense	$7,274	$5,348

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent
Income tax expense, computed at federal statutory rate of pretax income	$6,180	21.00%	$4,745	21.00%
State and local income taxes	910	3.09%	584	2.58%
Effect of nontaxable income and nondeductible expenses	184	0.63%	18	0.08%
Other	—	—%	1	0.02%
Total income tax expense	$7,274	24.72%	$5,348	23.68%

Income taxes paid were as follows for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
	Amount	Amount
Federal	$—	$—
State and local
Virginia	90	—
Pennsylvania	40	11
Ohio	38	34
Massachusetts	32	16
California	28	—
New York	23	7
Minnesota	16	6
Connecticut	—	19
All other states	23	—
Total income taxes paid	$290	$93

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	March 31, 2026	December 31, 2025
Allowance for credit losses	$2,340	$2,518
Accrued expenses and other reserve accounts	1,868	1,802
Nonaccrual loan interest	910	846
Stock compensation	829	509
Other real estate owned valuation	73	31
Unrealized loss on debt securities available for sale	10	45
Other deferred tax assets	70	76
Total deferred tax assets	6,100	5,827
Mortgage servicing rights	4,885	4,030
Fixed assets	3,216	3,273
Goodwill and intangibles	442	472
Deferred loan costs/fees	1,596	1,732
Other deferred tax liabilities	71	106
Total deferred tax liabilities	10,210	9,613
Net deferred tax liability	$(4,110)	$(3,786)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at March 31, 2026 and December 31, 2025.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2023, and state and local income tax examinations by tax authorities for years before 2023. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the year ended December 31, 2025 or for the three months ended March 31, 2026. The Company does not expect these changes to have a material impact on future periods.

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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at March 31, 2026 and December 31, 2025. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of March 31, 2026 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$564,073	8.97%	$282,892	4.50%	N/A	N/A
Northpointe Bank	684,674	10.89%	282,882	4.50%	$408,608	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	594,052	9.45%	377,189	6.00%	N/A	N/A
Northpointe Bank	684,674	10.89%	377,176	6.00%	502,902	8.00%
Total Capital (to risk weighted assets)
Consolidated	719,136	11.44%	502,919	8.00%	N/A	N/A
Northpointe Bank	694,758	11.05%	502,902	8.00%	628,627	10.00%
Tier 1 capital (to average assets)
Consolidated	594,052	9.45%	280,835	4.00%	N/A	N/A
Northpointe Bank	684,674	10.89%	280,823	4.00%	351,029	5.00%

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Northpointe Bank	663,255	11.21%	266,213	4.50%	384,530	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	574,967	9.72%	354,968	6.00%	N/A	N/A
Northpointe Bank	663,255	11.21%	354,951	6.00%	473,268	8.00%
Total Capital (to risk weighted assets)
Consolidated	678,300	11.47%	473,290	8.00%	N/A	N/A
Northpointe Bank	671,588	11.35%	473,268	8.00%	591,585	10.00%
Tier 1 capital (to average assets)
Consolidated	574,967	8.24%	279,168	4.00%	N/A	N/A
Northpointe Bank	663,255	9.50%	279,158	4.00%	348,947	5.00%

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
Loans HFI that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At March 31, 2026, these loans had an aggregate unpaid principal balance of $198.7 million and aggregate fair value of $173.9 million. At December 31, 2025, these loans had an aggregate unpaid principal balance of $202.6 million and aggregate fair value of $178.6 million.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

At March 31, 2026 and December 31, 2025, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in net gain on sale of loans on the Company’s consolidated statements of income.
The table below shows the income statement impact for these fair value adjustments for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	For the Three Months Ended March 31,
	2026	2025
Loans	$(886)	$2,919
Loans held for sale	(2,611)	1,810
Loans reported at fair value which were over 90 days past due amounted to $1.5 million and $1.6 million in unpaid principal balance with a fair values of $1.3 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $12.0 million in unpaid principal balance and $9.8 million in fair value as of March 31, 2026. Non-accrual loans reported at fair value amounted to $11.1 million in unpaid principal balance and $9.1 million in fair value as of December 31, 2025.
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

The following tables present information about the Company’s assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,339	$—	$—	$1,339
Available for sale debt securities	—	4,884	—	4,884
Mortgage banking assets:
Loans held for sale	—	297,243	—	297,243
Loans held for investment	—	173,852	—	173,852
Interest rate lock commitments	—	—	4,109	4,109
Forward sales commitments	—	2,227	—	2,227
Mortgage servicing rights	—	—	20,608	20,608
Lender risk account	—	—	29,569	29,569
Total	$1,339	$478,206	$54,286	$533,831
Financial Liabilities:
Interest rate lock commitments	—	—	168	168
Forward sales commitments	—	197	—	197
Total	$—	$197	$168	$365

	Fair Value on a Recurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,347	$—	$—	$1,347
Available for sale debt securities	—	4,738	—	4,738
Mortgage banking assets:
Loans held for sale	—	309,213	—	309,213
Loans held for investment	—	178,578	—	178,578
Interest rate lock commitments	—	—	2,712	2,712
Forward sales commitments	—	52	—	52
Mortgage servicing rights	—	—	17,048	17,048
Lender risk account	—	—	30,446	30,446
Total	$1,347	$492,581	$50,206	$544,134
Financial Liabilities:
Interest rate lock commitments	—	—	6	6
Forward sales commitments	—	590	—	590
Total	$—	$590	$6	$596

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

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
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$—	$8,032
Unrealized	—	379
Balance at end of period	$—	$8,411
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$2,706	$2,047
Change in fair value	1,235	2,503
Balance at end of period	$3,941	$4,550
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	March 31,
	2026	2025
Pull-through rate	94.5%	82.2%

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Beginning of period	$30,446	$28,436
Due to loan sales	324	400
Releases and claims paid to the Company	(893)	(628)
Change in fair value recognized in gain on sale of loans	(308)	829
End of period	$29,569	$29,037

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

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
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
March 31, 2026
Lender Risk Account	$29,569	Present value of	Credit losses	—% - 0.22%	0.08%
		cash flows	Prepayment rates	16.20%	16.20%
			Discount rates	5.23% - 6.81%	6.04%
December 31, 2025
Lender Risk Account	$30,446	Present value of	Credit losses	—% - 0.17%	0.05%
		cash flows	Prepayment rates	17.43%	17.43%
			Discount rates	5.05% - 6.57%	5.80%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually evaluated loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2026
Individually evaluated loans	—	—	$2,044	$2,044
Other real estate owned	—	—	1,759	1,759

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Individually evaluated loans	—	—	$3,345	$3,345
Other real estate owned	—	—	991	991

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

The following presents estimated fair values of the Company’s financial instruments, not previously presented, and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	March 31, 2026
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$487,617	$487,617
FHLB stock	Level 2	80,109	80,109
Loans, net	Level 2	6,225,601	6,187,395
Interest receivable	Level 2	25,613	25,613
Total		6,818,940	6,780,734
Financial Liabilities:
Deposits	Level 2	5,001,417	4,992,446
Borrowings	Level 2	1,631,496	1,628,614
Subordinated debentures	Level 2	111,872	111,872
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,628	16,628
Total		6,766,413	6,754,560

	December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$496,459	$496,459
FHLB stock	Level 2	80,109	80,109
Loans, net	Level 2	5,829,169	5,791,584
Interest receivable	Level 2	28,353	28,353
Total		6,434,090	6,396,505
Financial Liabilities:
Deposits	Level 2	4,869,667	4,858,176
Borrowings	Level 2	1,439,500	1,426,415
Subordinated debentures	Level 2	91,915	91,915
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,628	16,628
Total		6,422,710	6,398,134

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three months ended March 31, 2026 and no outstanding loan balances at March 31, 2026 or December 31, 2025.
Deposits from principal officers, directors, and their affiliates were $9.5 million at March 31, 2026 and $5.9 million at December 31, 2025.

Northpointe Bancshares, Inc.

Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Earnings per common share:
Net income	$22,154	$17,247
Preferred stock dividends	453	2,206
Net income available to common stockholders	$21,701	$15,041
Weighted average common shares	34,702,246	29,871,001
Basic earnings per common share	$0.63	$0.50
Dilutive earnings per common share:
Net income available to common stockholders	$21,701	$15,041
Weighted average common shares	34,702,246	29,871,001
Effect of dilutive shares	558,560	577,847
Weighted average dilutive common shares	35,260,806	30,448,848
Dilutive earnings per common share	$0.62	$0.49

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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

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
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Three Months Ended March 31,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$45,706	$55,797	$101,503	$47,462	$31,688	$79,150
Interest expense	(60,230)	—	(60,230)	(48,761)	—	(48,761)
Funds transfer pricing	34,448	(34,448)	—	20,767	(20,767)	—
Net interest income	19,924	21,349	41,273	19,468	10,921	30,389
Provision (benefit) for credit losses	(619)	174	(445)	992	303	1,295
Net income after provision	20,543	21,175	41,718	18,476	10,618	29,094
Noninterest income (1)	20,175	1,970	22,145	21,732	1,141	22,873
Salaries and employee benefits	(21,625)	(2,728)	(24,353)	(18,931)	(1,512)	(20,443)
Occupancy and equipment	(802)	(18)	(820)	(950)	(22)	(972)
Other noninterest expense (2)	(9,115)	(147)	(9,262)	(7,844)	(113)	(7,957)
Noninterest expense	(31,542)	(2,893)	(34,435)	(27,725)	(1,647)	(29,372)
Expense allocation (3)	1,487	(1,487)	—	1,153	(1,153)	—
Net income before taxes	10,663	18,765	29,428	13,636	8,959	22,595
Income tax expense	(2,635)	(4,639)	(7,274)	(3,227)	(2,121)	(5,348)
Net income before preferred dividends	$8,028	$14,126	$22,154	$10,409	$6,838	$17,247
Average balance sheet assets	$3,588,850	$3,433,060	$7,021,910	$3,551,982	$1,795,920	$5,347,902
Period end assets	$3,535,214	$3,860,663	$7,395,877	$3,391,443	$2,468,212	$5,859,655

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
The following section presents additional information and highlights significant changes in the financial condition of Northpointe Bancshares, Inc. (the “Company”) and our wholly owned subsidiary, Northpointe Bank (the “Bank”), from December 31, 2025 through March 31, 2026, and on our results of operations for the three months ended March 31, 2026 and 2025. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

Business Overview
We are a bank holding company headquartered in Grand Rapids, Michigan. Our common stock is traded on the New York Stock Exchange under the ticker symbol NPB. Through our Bank, we focus on (1) providing a best-in-class platform for independent mortgage bankers nationwide to utilize as an alternative to traditional mortgage warehouse lending (we refer to this business as our Mortgage Purchase Program, or “MPP”) and (2) offering attractive products and services to our residential mortgage and digital banking retail customers.
Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We are a nationwide mortgage lender, with 122 mortgage originators across 25 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 24 cities in 15 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
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

Northpointe Bancshares, Inc.

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
We have established an LRA for loans sold to the FHLB. The LRA is initially funded through a reduction in the purchase price of 1.20% of the loan balance, maintained by the FHLB and is used to offset credit losses over the life of the loans sold to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. We carry the asset at estimated fair value. The fair value of the LRA is determined based on a valuation model used by an independent third party, which is determined using an income approach with various assumptions including expected cash flows, market discount rates, prepayment speeds, expected loss rates and other factors. These assumptions are particularly subjective and can have a material effect on the estimated LRA balance and income. We believe the assumptions that we utilize in estimating fair value are reasonable based upon accepted industry practices and represent neither the most conservative nor aggressive assumptions.
We establish MSR assets when we sell loans with servicing retained and when we purchase mortgage servicing. MSRs are measured at fair value, with new capitalization reported in net gain on sale of loans and any subsequent changes reported in loan serving fees. The fair value of our MSRs are determined based on a valuation model used by an independent third party. There are several critical assumptions involved in establishing the value of this asset including estimated future prepayment speeds on the underlying mortgage loans, the interest rate used to discount the net cash flows from the mortgage loan servicing, the estimated amount of ancillary income that will be received in the future (such as late fees) and the estimated cost to service the mortgage loans. These assumptions are particularly subjective and can have a material effect on the estimated MSR balances and income. We believe the assumptions that we utilize in our valuation are reasonable based upon accepted industry practices for valuing mortgage loan servicing rights and represent neither the most conservative nor aggressive assumptions.
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
On March 12, 2026, the Company issued $20.0 million of subordinated notes due March 15, 2036. The notes become redeemable on March 15, 2031. Interest payments are due on June 15 and December 15 of each year at a fixed rate of 7.50% through March 15, 2031 and convert to a variable rate of three-month SOFR plus 4.15% with payments due quarterly.

Northpointe Bancshares, Inc.

More detail on our subordinated notes and preferred stock is provided in Note 9 and Note 10, respectively, in our Notes to Consolidated Financial Statements.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. These changes did not have a material impact on our federal income tax expense or liability for the year ended December 31, 2025 or for the three months ended March 31, 2026. We do not expect these changes to have a material impact on future periods.

Highlights of the First Quarter of 2026
•Net income available to common stockholders was $21.7 million for the three months ended March 31, 2026, an increase of $6.7 million, or 44.3%, from $15.0 million for the three months ended March 31, 2025.
•Earnings per diluted common share was $0.62 for the three months ended March 31, 2026, as compared to $0.49 for the three months ended March 31, 2025.
•Net interest income before provision for credit losses was $41.3 million for the three months ended March 31, 2026, an increase of $10.9 million, or 35.8%, from the three months ended March 31, 2025, reflecting strong growth in MPP and AIO loans and a 7 basis point increase in net interest margin.
•Noninterest income was $22.1 million for the three months ended March 31, 2026, an increase of $728,000 from the three months ended March 31, 2025.
•Noninterest expense was $34.4 million for the three months ended March 31, 2026, an increase of $5.1 million from the three months ended March 31, 2025, driven primarily by higher incentive compensation expense consistent with the improvement in financial performance.
•Continued to grow the balance sheet, including:
◦MPP balances increased by $435.7 million at March 31, 2026 compared to December 31, 2025.
◦AIO loans increased by $28.0 million at March 31, 2026 compared to December 31, 2025.
◦Total deposits increased by $131.8 million at March 31, 2026 compared to December 31, 2025.
•Liquidity remained stable, and total cash and cash equivalents decreased to $487.6 million at March 31, 2026, as compared to $496.5 million at December 31, 2025.
•We issued an additional $20.0 million of subordinated debt during the three months ended March 31, 2026.
•As of March 31, 2026, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended March 31, 2026 and 2025:

(Dollars in thousands)	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$6,297,404	$94,913	6.11%	$4,672,435	$72,071	6.26%
Securities, AFS(3)	6,199	57	3.73%	9,909	154	6.30%
Securities, FHLB Stock	80,109	1,745	8.83%	69,574	1,629	9.49%
Interest bearing deposits	527,962	4,788	3.68%	487,180	5,296	4.41%
Total earning assets	6,911,674	101,503	5.96%	5,239,098	79,150	6.13%
Noninterest earning assets(4)	110,236			108,804
Total assets	$7,021,910			$5,347,902
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,121,322	$10,912	3.95%	$739,709	$7,990	4.38%
Money market & savings	534,564	4,614	3.50%	337,124	3,250	3.91%
Time	2,939,195	28,929	3.99%	2,254,388	25,070	4.51%
Total interest-bearing deposits	4,595,081	44,455	3.92%	3,331,221	36,310	4.42%
Sub debt	101,378	2,102	8.41%	29,142	887	12.34%
Borrowings	1,401,300	13,673	3.96%	1,210,086	11,564	3.88%
Total interest-bearing liabilities	6,097,759	60,230	4.01%	4,570,449	48,761	4.33%
Noninterest-bearing liabilities
Noninterest-bearing deposits	292,437			207,166
Other noninterest-bearing liabilities	45,273			39,128
Total noninterest-bearing liabilities	337,710			246,294
Equity	586,441			531,159
	$7,021,910			$5,347,902
Net interest spread(5)			1.95%			1.80%
Net interest margin(6)		$41,273	2.42%		$30,389	2.35%
____________________
(1)Loan balances include loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $74,000 and $40,000 for the three months ended March 31, 2026 and 2025, respectively, are included in interest income.
(3)Average yield based on carrying value and there are no tax-exempt securities in the portfolio.
(4)Noninterest earning assets include the allowance for credit losses.
(5)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(6)Net interest margin is annualized net interest income divided by total average interest-earning assets.

Northpointe Bancshares, Inc.

For the three months ended March 31, 2026, net interest income was $41.3 million, an increase of $10.9 million, or 35.8%, from $30.4 million for the same period in 2025. This increase was driven primarily by a $1.67 billion increase in average interest-earning assets and a 7 basis point improvement in net interest margin.
The increase in average interest-earning assets in the three month period ending March 31, 2026, as compared to the same period in 2025, reflected the strong growth within the MPP and AIO portfolios, partially offset by the continued run-off from the remainder of the loans HFI portfolio.
Net interest margin was 2.42% for the three months ended March 31, 2026, an increase of 7 basis points from 2.35% for the three months ended March 31, 2025. This increase was driven primarily by a decrease in the average rate paid on interest-bearing deposits, consistent with the decrease in the federal funds rate, which outpaced the decrease in the yield earned on interest-earning assets. The net interest margin also continued to benefit from an improvement in the mix of interest-earning assets, with virtually all of the growth in loans coming from MPP and AIO, both of which carry higher average yields than the rest of the loan portfolio.

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

	For the Three Months Ended March 31,
	2026 vs 2025
	Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$25,065	$(2,223)	$22,842
Securities, AFS	(58)	(39)	(97)
Securities, FHLB Stock	247	(131)	116
Interest-bearing deposits	443	(951)	(508)
Total interest-earning assets	25,697	(3,344)	22,353
Interest-Bearing Liabilities
Deposits:
Transaction accounts	4,123	(1,201)	2,922
Money market & savings	1,903	(539)	1,364
Time	7,615	(3,756)	3,859
Total interest-bearing deposits	13,641	(5,496)	8,145
Sub debt	2,199	(984)	1,215
Borrowings	1,827	282	2,109
Total interest-bearing liabilities	17,667	(6,198)	11,469
Net interest income / margin	$8,030	$2,854	$10,884

Provision (Benefit) for Credit Losses
The provision (benefit) for credit losses represents a charge (gain) to earnings necessary to establish an allowance for credit losses that, in management’s evaluation, is adequate to provide coverage for all expected future credit losses. The provision (benefit) for credit losses is impacted by inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, recent historical and projected future economic conditions, loan growth, the

Northpointe Bancshares, Inc.

direction of the change in collateral values, and the level of actual net charge-offs incurred. Our provision (benefit) for credit losses reflects risks in the HFI loan portfolio, as well as the unfunded commitments on that portfolio. The HFI loan portfolio is comprised predominately of collateralized single-family mortgage loans with very low historical loss experience.
For the three months ended March 31, 2026, the total provision benefit for credit losses was $445,000, as compared to provision expense of $1.3 million for the same period in 2025.
The provision benefit for credit losses related to loans was $469,000 for the three months ended March 31, 2026, reflecting net charge-offs of $266,000 and a $735,000 decrease in allowance for credit losses, primarily attributable to lower delinquent loans and continued run-off in the construction loan portfolio. The provision for credit losses related to loans was $1.4 million for the three months ended March 31, 2025, reflecting net charge-offs of $260,000 and a $1.1 million increase in allowance for credit losses primarily attributable to continued growth in the portfolio and credit migration trends.
The provision for unfunded loan commitments was $24,000 for the three months ended March 31, 2026, as compared to a benefit of $90,000 for the three months ended March 31, 2025. The benefit in the three months ended March 31, 2025 reflects lower levels of unfunded commitments driven primarily by continued run-off in the construction loan portfolio.
Noninterest Income
The following table presents the major components of our noninterest income for the three month periods ended March 31, 2026 and 2025:

(Dollars in thousands) Noninterest Income	For the Three Months Ended March 31,		$ Increase (Decrease)	% Change
	2026	2025
Service charges on deposits and other fees	$264	$180	$84	46.7%
Loan servicing fees	3,548	995	2,553	256.6%
MPP fees	1,970	1,141	829	72.7%
Net gain on sale of loans	16,547	18,587	(2,040)	(11.0)%
Other noninterest income	(184)	1,970	(2,154)	(109.3)%
	$22,145	$22,873	$(728)	(3.2)%
For the three months ended March 31, 2026, noninterest income was $22.1 million, a decrease of $728,000 compared to the same period in 2025, driven primarily by lower net gain on sale of loans and other noninterest income, partially offset by higher loan servicing fees and MPP fees.
The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three month periods ended March 31, 2026 and 2025:

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended March 31,		$ Increase (Decrease)	% Change
	2026	2025
Fees on servicing	$2,226	$1,702	$524	30.8%
Change in fair value of MSRs (1)	1,322	(707)	2,029	(287.0)%
	$3,548	$995	$2,553	256.6%

(1) Includes change in fair value and paid in full MSRs.
For the three months ended March 31, 2026, loan servicing fees increased by $2.6 million compared to the same period in 2025. This increase was driven primarily by the increase in fair value on MSRs, consistent with the increase in market rates, and higher fees on servicing from the increase in volume of loans serviced for others.
For the three months ended March 31, 2026, MPP fees increased by $829,000, as compared to the same period in 2025. This increase reflects both higher levels of funded loans and participations in the MPP business.

Northpointe Bancshares, Inc.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended March 31,		$ Increase (Decrease)	% Change
	2026	2025
Capitalized MSRs	$2,238	$1,066	$1,172	109.9%
Change in fair value of loans (1)	(3,524)	4,678	(8,202)	(175.3)%
Gain on sale of loans, net (2)	17,833	12,843	4,990	38.9%
	$16,547	$18,587	$(2,040)	(11.0)%

Total net gain on sale of loans	$16,547	$18,587	$(2,040)	(11.0)%
Less: change in fair value of loans HFI and LRA	1,221	(3,697)	4,918	(133.0)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$17,768	$14,890	$2,878	19.3%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.
For the three months ended March 31, 2026, net gain on sale of loans decreased by $2.0 million, as compared to the same period in 2025. Net gain on sale of loans in the three months ended March 31, 2026 included a loss of $1.2 million from the combined change in fair value of loans HFI and LRA, both attributable to the increase in market interest rates. For the three months ended March 31, 2025, the combined change in fair value of loans HFI and LRA was a gain totaling $3.7 million, attributable to the decrease in market interest rates. Excluding these items, net gain on sale of loans was $17.8 million for the three months ended March 31, 2026, up $2.9 million from $14.9 million for the three months ended March 31, 2025. This increase was driven primarily by higher saleable residential mortgage rate lock commitments and originations.
For the three months ended March 31, 2026, other noninterest income decreased by $2.2 million, as compared to the same period in 2025. For the three months ended March 31, 2026, other noninterest income included valuation writedowns on other real estate owned of $171,000 compared to $76,000 for the same period in 2025. For the three months ended March 31, 2025, the Company recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances, and did not have any such debt extinguishment gain or loss for the same period in 2026.
Noninterest Expense
The following tables present the major components of our noninterest expense for the three month periods ended March 31, 2026 and 2025:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended March 31,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and employee benefits	24,353	20,443	$3,910	19.1%
Occupancy and equipment	820	972	(152)	(15.6)%
Data processing expense	2,349	2,107	242	11.5%
Professional fees	1,318	1,228	90	7.3%
Other taxes and insurance	2,237	1,787	450	25.2%
Other	3,358	2,835	523	18.4%
	$34,435	$29,372	$5,063	17.2%
For the three months ended March 31, 2026, noninterest expense was $34.4 million, an increase of $5.1 million, compared to the same period in 2025. This increase was driven primarily by higher salaries and benefit expense. The table below identifies the primary components of salaries and benefits expense for the three month periods ended March 31, 2026 and 2025:

Northpointe Bancshares, Inc.

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended March 31,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and other compensation	$10,061	$8,607	$1,454	16.9%
Salary deferral from loan origination	(1,061)	(969)	(92)	9.5%
Bonus and incentive compensation	4,600	3,642	958	26.3%
Mortgage production - variable compensation	7,041	6,059	982	16.2%
Employee benefits	3,712	3,104	608	19.6%
Total salaries and employee benefits	$24,353	$20,443	$3,910	19.1%
For the three months ended March 31, 2026, salaries and employee benefits increased by $3.9 million, as compared to the same period in 2025. This increase was driven primarily by higher variable compensation on MPP business, which is reflected in salaries and other compensation, and higher variable compensation on mortgage production, along with higher bonus and incentive expense and employee benefits.
For the three months ended March 31, 2026, other taxes and insurance increased by $450,000, as compared to same period in 2025, driven primarily by higher FDIC assessment expense, which fluctuates with changes in assets, wholesale funding mix and utilization of capital.
For the three months ended March 31, 2026, other non-interest expense increased by $523,000, as compared to the same period in 2025, driven primarily by additional expenses associated with the Company’s private label outsourcing of its non-specialized mortgage servicing to a scaled sub-servicer.
Income Tax Expense
For the three months ended March 31, 2026, total income tax expense was $7.3 million, as compared to $5.3 million for the same period in 2025. The effective tax rate was 24.72% for the three months ended March 31, 2026, as compared to 23.67% for the same period in 2025, reflecting additional income tax expense related to non-deductible compensation tax rules for publicly traded companies.
Preferred Stock Dividends
For the three months ended March 31, 2026, preferred stock dividends totaled $0.5 million, as compared to $2.2 million for the same period in 2025. This decrease was due to the redemption of the remaining 77,000 shares of our Series A Preferred Stock during the fourth quarter of 2025.
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

Northpointe Bancshares, Inc.

The following tables present our reported segment results for the three month periods ended March 31, 2026 and 2025:

(Dollars in thousands)	As of or for the Three Months Ended March 31,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$45,706	$55,797	$101,503	$47,462	$31,688	$79,150
Interest expense	(60,230)	—	(60,230)	(48,761)	—	(48,761)
Funds transfer pricing	34,448	(34,448)	—	20,767	(20,767)	—
Net interest income	19,924	21,349	41,273	19,468	10,921	30,389
Provision (benefit) for credit losses	(619)	174	(445)	992	303	1,295
Net income after provision	20,543	21,175	41,718	18,476	10,618	29,094
Noninterest income (1)	20,175	1,970	22,145	21,732	1,141	22,873
Salaries and employee benefits	(21,625)	(2,728)	(24,353)	(18,931)	(1,512)	(20,443)
Occupancy and equipment	(802)	(18)	(820)	(950)	(22)	(972)
Other noninterest expense (2)	(9,115)	(147)	(9,262)	(7,844)	(113)	(7,957)
Noninterest expense	(31,542)	(2,893)	(34,435)	(27,725)	(1,647)	(29,372)
Expense allocation (3)	1,487	(1,487)	—	1,153	(1,153)	—
Net income before taxes	10,663	18,765	29,428	13,636	8,959	22,595
Income tax expense	(2,635)	(4,639)	(7,274)	(3,227)	(2,121)	(5,348)
Net income before preferred dividends	$8,028	$14,126	$22,154	$10,409	$6,838	$17,247
Average balance sheet assets	$3,588,850	$3,433,060	$7,021,910	$3,551,982	$1,795,920	$5,347,902
Period end assets	$3,535,214	$3,860,663	$7,395,877	$3,391,443	$2,468,212	$5,859,655
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

MPP
For the three months ended March 31, 2026, our MPP segment reported net income before preferred dividends of $14.1 million, an increase of $7.3 million, or 106.6%, over the $6.8 million reported for the same period in 2025. This increase was driven primarily by a 91.2% increase in average balances which drove higher net interest income and fees. The increase in average balances reflects strong loan growth from new customer acquisition and market share gains.
Retail Banking
For the three months ended March 31, 2026, our Retail Banking segment reported net income before preferred dividends of $8.0 million, a decrease of $2.4 million, or 22.9%, from the $10.4 million reported for the same period in 2025. This decrease was driven primarily by higher noninterest expense, particularly salaries and employee benefits, and lower non-interest income, which more than offset the increase in net interest income.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at March 31, 2026 and December 31, 2025:

	March 31,	December 31,	$ Increase (Decrease)	% Change
(Dollars in thousands)	2026	2025
BALANCE SHEET DATA
Total assets	$7,395,877	$7,022,825	$373,052	5.3%
Cash and cash equivalents	487,617	496,459	(8,842)	(1.8)%
Equity and debt securities	6,223	6,085	138	2.3%
FHLB stock	80,109	80,109	—	—%
Loans HFI and loans held for sale, net	6,698,740	6,320,305	378,435	6.0%
Deposits	5,001,417	4,869,667	131,750	2.7%
Borrowings	1,631,496	1,439,500	191,996	13.3%
Subordinated debentures	116,872	96,915	19,957	20.6%
Total equity capital	589,993	569,042	20,951	3.7%

Total Assets
Total assets were $7.40 billion at March 31, 2026, as compared to $7.02 billion at December 31, 2025. This $373.1 million increase in total assets was driven primarily by higher loan balances, including loans HFI and loans held for sale, which increased by $378.4 million over the prior year end period.
Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$11,008	0.16%	$17,430	0.28%
All-in-One (AIO)(1)	760,550	11.34%	732,583	11.57%
Other consumer / home equity(1)	50,208	0.75%	55,550	0.88%
Residential mortgage(2)	1,728,291	25.76%	1,775,507	28.05%
Commercial	477	0.01%	15,521	0.25%
MPP	3,860,663	57.55%	3,424,936	54.10%
Total loans HFI	6,411,197	95.57%	6,021,527	95.12%
Loans held for sale	297,243	4.43%	309,213	4.88%
Total gross loans (HFI and HFS)	$6,708,440	100.00%	$6,330,740	100.00%
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
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at March 31, 2026 are first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, home equity lines of credit (non-AIO), and commercial loans, which combined represented less than 1% of the overall loan portfolio as of March 31, 2026.
At March 31, 2026, our total loans net of allowance for credit losses including loans held for sale was $6.70 billion, as compared to $6.33 billion on December 31, 2025. This increase of $378.4 million since year end 2025 was driven primarily by the strong growth in MPP balances, which increased by $435.7 million, reflecting the strength of scalable technology, long-standing strong relationships built by account executives since inception, as well as our ability to capitalize on recent market disruption within the business line. Another key driver of our overall loan growth is growth in our AIO loans, which increased by $28.0 million to $760.6 million at March 31, 2026 from $732.6 million at December 31, 2025.
As of March 31, 2026, residential mortgage comprised 25.76% of our total loan portfolio compared to 57.55% for MPP and 11.34% for AIO loans. As of December 31, 2025, residential mortgage comprised 28.05% of our total loan portfolio compared to 54.10% for MPP and 11.57% for AIO loans. The reduction in residential mortgage loans as a percentage of total loans reflects normal amortization and pay-offs, as we continue to focus on growing our two main portfolios, AIO and MPP. Outside of these two portfolios, no other significant loans are being added to the loans HFI portfolio. While MPP represents a significant and growing portion of our loan portfolio, management actively monitors concentration risk, liquidity characteristics, and counterparty exposure associated with this business line.
Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at March 31, 2026 and December 31, 2025:
Contractual Loan Maturities as of March 31, 2026

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$723	$—	$—	$—	$—	$—	$7,652	$2,633	$11,008
All-in-One (AIO)(1)	—	—	—	—	—	—	—	760,550	760,550
Other consumer / home equity(1)	—	—	—	40	—	150	—	50,018	50,208
Residential mortgage(2)	29	36	567	241	12,986	12,634	385,540	1,316,258	1,728,291
Commercial	220	—	233	—	24	—	—	—	477
MPP	—	3,860,663	—	—	—	—	—	—	3,860,663
Total loans HFI	972	3,860,699	800	281	13,010	12,784	393,192	2,129,459	6,411,197
Retail loans held for sale	—	—	—	—	12,909	—	279,126	5,208	297,243
Total gross loans (HFI and HFS)	$972	$3,860,699	$800	$281	$25,919	$12,784	$672,318	$2,134,667	$6,708,440
_____________________
(1)AIO and other Consumer / home equity are aggregated into home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential mortgage loans consist of closed end first liens, closed end second liens, and land development loans.

Northpointe Bancshares, Inc.

Contractual Loan Maturities as of December 31, 2025

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$3,277	$—	$—	$—	$—	$—	$8,831	$5,322	$17,430
All-in-One (AIO)(1)	—	—	—	—	—	—	—	732,583	$732,583
Other consumer / home equity(1)	—	—	—	41	—	85	—	55,424	55,550
Residential mortgage(2)	27	44	625	298	13,648	12,904	393,926	1,354,035	1,775,507
Commercial	239	15,000	225	—	57	—	—	—	15,521
MPP	—	3,424,936	—	—	—	—	—	—	3,424,936
Total loans HFI	3,543	3,439,980	850	339	13,705	12,989	402,757	2,147,364	6,021,527
Retail loans held for sale	—	—	—	—	1,987	—	301,337	5,889	309,213
Total gross loans (HFI and HFS)	$3,543	$3,439,980	$850	$339	$15,692	$12,989	$704,094	$2,153,253	$6,330,740
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
As of March 31, 2026, 57.6% of our total loan portfolio had a contractual maturity of less than one year, up from 54.4% at December 31, 2025. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking client’s facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of March 31, 2026, 41.8% of total loans had contractual maturities of longer than 15 years, compared to 45.1% at December 31, 2025. Within our two largest categories of long duration loans as of March 31, 2026, 76.9% of residential mortgage and 100% of our AIO Loans were floating rate.

Northpointe Bancshares, Inc.

Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans HFI and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans(1):
Commercial	236	243
Construction	1,160	1,176
Land development	4,176	4,573
Home equity lines of credit	13,284	13,784
First lien mortgage	34,190	34,974
First lien mortgage wholly or partially guaranteed by the U.S Government	25,460	25,708
Junior lien mortgage	1,856	1,556
MPP	—	—
	80,362	82,014
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	—	1,329
Land development	142	—
Home equity lines of credit	201	588
First lien mortgage	4,803	4,480
First lien mortgage wholly or partially guaranteed by the U.S Government	1,852	2,554
Junior lien mortgage	—	—
MPP	—	—
	6,998	8,951
Total nonperforming loans	87,360	90,965
Other real estate owned	3,355	1,720
Total nonperforming assets	$90,715	$92,685
Nonaccrual loans to total loans	1.20%	1.30%
Nonperforming loans to total loans	1.30%	1.44%
Nonperforming assets to total assets	1.23%	1.32%
Allowance for credit losses to nonaccrual loans	12.07%	12.72%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.82%	0.89%
Nonperforming loans to total loans	0.90%	0.99%
Nonperforming assets to total assets	0.86%	0.92%
Allowance for credit losses to nonaccrual loans	17.67%	18.53%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).
At March 31, 2026, nonperforming assets were $90.7 million compared to $92.7 million at December 31, 2025. Nonperforming assets as a percent of total assets decreased to 1.23% at March 31, 2026, compared to 1.32% at December 31, 2025, reflecting the decrease in nonperforming assets and the growth in our MPP portfolio which does not have any non-performing assets.
A substantial portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans.

Northpointe Bancshares, Inc.

Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets decreased to 0.86% at March 31, 2026, compared to 0.92% at December 31, 2025. At March 31, 2026, approximately 31% of our nonperforming loans have a form of government guarantee.
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
Allowance for Credit Losses and Net Charge-Offs
The ACL is established through a provision for credit losses charged to operations. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance for credit losses. The ACL is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans considering historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While the entire ACL is available to absorb losses from all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of allowance for credit losses in each category, for the periods indicated:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Commercial	$2	—%	$61	0.6%
Construction	254	2.6%	668	6.4%
Land development	1,227	12.6%	1,386	13.3%
Home equity lines of credit	1,900	19.6%	1,978	19.0%
First lien mortgage	2,659	27.4%	3,048	29.2%
Junior lien mortgage	1,565	16.1%	1,608	15.4%
MPP	1,544	15.9%	1,370	13.1%
	9,151	94.3%	10,119	97.0%
Individually evaluated for impairment	546	5.6%	311	3.0%
Unallocated	3	—%	5	—%
	549	5.7%	316	3.0%
Total allowance for credit losses	$9,700	100.0%	$10,435	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$6,411,197		$5,147,170
Loans HFI (excluding fair value loans)	$6,237,345		$4,972,822
Beginning allowance for credit losses	$10,435		$11,190
Net charge-offs (recoveries):
Commercial	(111)	-0.66%	(4)	-0.22%
Construction	23	0.13%	—	0.00%
Land development	14	0.01%	—	0.00%
Home equity lines of credit	204	0.02%	40	0.02%
First lien mortgage	127	0.01%	172	0.04%
Junior lien mortgage	9	0.01%	51	0.27%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	266		259
Provision for credit losses	(469)		1,384
Ending allowance for credit losses	$9,700		$12,315

Allowance for credit losses to loans HFI	0.15%		0.24%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.16%		0.25%
Net charge-offs (recoveries) to average loans	0.02%		0.02%

(1) Net charge-offs annualized for interim period.

The allowance for credit losses was 0.15% of total loans at March 31, 2026, as compared to 0.17% as of December 31, 2025. This ratio includes MPP balances, which carry significantly lower reserves given the lack of loss history, and fair value loans, which are reserved for outside of the estimation of the ACL.
Management estimates the allowance by using relevant available information from internal and external sources related to historical loss experience, current borrower risk characteristics, current economic conditions, reasonable and supportable forecasts, and other relevant factors. The allowance is measured on a collective or pool basis when similar risk characteristics exist or on an individual basis when loans have unique risk characteristics which differentiate them from other loans within the loan segment. The process for estimating credit losses incorporates methodologies and procedures specific to the residential and commercial loan portfolios, each of which has unique risk characteristics. Our ACL methodology is described in more detail in Notes 1 and 3 of the notes to the consolidated financial statements included within this report.
Our ACL, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.02% for both the three months ended March 31, 2026 and 2025.

Northpointe Bancshares, Inc.

Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold our liquidity in cash or cash equivalents. At March 31, 2026, debt securities totaled $4.9 million, or 0.07%, of total assets compared to $4.7 million, or 0.07%, at December 31, 2025.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	March 31, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$4,884	100.0%	$4,738	100.0%
Total available for sale securities	4,884	100.0%	4,738	100.0%
Total investment securities	$4,884	100.0%	$4,738	100.0%
The following tables present the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

March 31, 2026	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
Total available for sale securities	—	—	—	—	5,000	4.00%	—	—	5,000	4.00%
Total investment securities	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
____________________
(1)Weighted-average yields on investment securities are computed based on par value and exclude any premiums or discounts recorded. There are no tax-exempt securities in the portfolio.

December 31, 2025	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	$—	—%	$5,000	4.00%	$—	—%	$5,000	4.00%
Total available for sale securities	—	—	—	—%	5,000	4.00%	—	—%	5,000	4.00%
Total investment securities	—	—	$—	—%	$5,000	4.00%	$—	—%	$5,000	4.00%
______________________
(1)Weighted-average yields on investment securities are computed based on par value and exclude any premiums or discounts recorded. There are no tax-exempt securities in the portfolio.
Deposits
Deposits are the primary source of funding for our business operations. At March 31, 2026, total deposits were $5.00 billion, as compared to $4.87 billion at December 31, 2025. This $131.8 million increase in deposits since year end 2025 was driven primarily by higher brokered CDs, and growth in the Company’s diversified digital deposit banking platform including two new deposit relationships added during 2025.

Northpointe Bancshares, Inc.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the Three Months Ended			For the Year Ended
(Dollars in thousands)	March 31, 2026			December 31, 2025
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$292,437	0.00%	6%	$234,109	0.00%	5%
Interest bearing demand	1,121,322	3.95%	23%	865,349	4.34%	20%
Savings & money market	534,564	3.50%	11%	379,012	3.79%	9%
Time	2,939,195	3.99%	60%	2,856,257	4.37%	66%
Total deposits	$4,887,518	3.69%	100%	$4,334,727	4.08%	100%
The following tables set forth the maturity of time deposits for the period ending indicated:

(dollars in thousands)
March 31, 2026	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,456,180	$—	$50,001	$37,330	$2,543,511
All other CDs	92,078	151,257	65,796	61,036	370,167
Total time deposits	$2,548,258	$151,257	$115,797	$98,366	$2,913,678

(dollars in thousands)
December 31, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,299,112	$250,000	$50,000	$37,330	$2,636,442
All other CDs	110,431	73,964	114,696	70,571	369,662
Total time deposits	$2,409,543	$323,964	$164,696	$107,901	$3,006,104
Total uninsured deposits were $385.0 million at March 31, 2026 and $379.0 million at December 31, 2025.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at March 31, 2026:

(Dollars in thousands)	March 31, 2026
3 months or less	$25,037
Over 3 through 6 months	42,510
Over 6 through 12 months	16,588
Over 12 months	5,811
Total:	$89,946
Borrowings
Another key source of our funding is collateralized borrowings from the FHLB. At March 31, 2026, total FHLB borrowings were $1.45 billion, compared to $1.42 billion at December 31, 2025. At March 31, 2026, we had $1.63 billion in additional borrowing capacity at the FHLB. At March 31, 2026, we had $24.0 million in outstanding short-term borrowings on our line of credit with the FHLB and no such borrowings at December 31, 2025. We also make use of other overnight borrowings, and had $180.0 million in overnight borrowings at March 31, 2026, compared to no similar borrowings at December 31, 2025.

Northpointe Bancshares, Inc.

The following table is a summary of our outstanding FHLB advances for the periods indicated:

	As of or For The Three Months Ended	As of or For The Year Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025
Period ending balance	$1,451,496	$1,422,500
Average balance during period	1,393,901	1,238,417
Maximum outstanding at any month end	1,451,496	1,422,500
Weighted average rate paid	3.91%	3.91%
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At March 31, 2026, we had $115.0 million in outstanding subordinated debenture notes, which is detailed in the table below and described further in Note 9 to the consolidated financial statements included within this report. On March 12, 2026, we issued $20.0 million in additional subordinated debenture notes.
At December 31, 2025, we had $95.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2024 and one in 2025.
At both March 31, 2026 and December 31, 2025, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on June 17, 2026.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of March 31, 2026
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Fixed to floating due 2036	March 12, 2026	20,000	7.50% (fixed)	March 15, 2031	March 15, 2036
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.73% (3 mo SOFR + 2.79)%	June 17, 2026	March 17, 2034
		120,000
Unamortized issuance costs		(3,128)
		$116,872

Northpointe Bancshares, Inc.

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.70% (3 mo SOFR + 2.79)%	March 17, 2026	March 17, 2034
		100,000
Unamortized issuance costs		(3,085)
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
There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. See the section entitled “Supervision and Regulation” and our forward looking statements in our 2025 Form 10-K for more information. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company typically maintains a minimum level of cash to fund two year’s projected operating cash flow needs and debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.
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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At March 31, 2026, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of March 31, 2026
Total capital to RWA	$719,136	11.44%	$502,919	8.00%	N/A	N/A
Tier 1 capital to RWA	$594,052	9.45%	$377,189	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$564,073	8.97%	$282,892	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$594,052	9.45%	$280,835	4.00%	N/A	N/A
As of December 31, 2025
Total capital to RWA	$678,300	11.47%	$473,290	8.00%	N/A	N/A
Tier 1 capital to RWA	$574,967	9.72%	$354,968	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$574,967	8.24%	$279,168	4.00%	N/A	N/A
Northpointe Bank
As of March 31, 2026
Total capital to RWA	$694,758	11.05%	$502,902	8.00%	$628,627	10.00%
Tier 1 capital to RWA	$684,674	10.89%	$377,176	6.00%	$502,902	8.00%
Common Equity Tier 1 to RWA	$684,674	10.89%	$282,882	4.50%	$408,608	6.50%
Tier 1 capital to average assets (leverage)	$684,674	10.89%	$280,823	4.00%	$351,029	5.00%
As of December 31, 2025
Total capital to RWA	$671,588	11.35%	$473,290	8.00%	$591,585	10.00%
Tier 1 capital to RWA	$663,255	11.21%	$354,951	6.00%	$473,268	8.00%
Common Equity Tier 1 to RWA	$663,255	11.21%	$266,213	4.50%	$384,530	6.50%
Tier 1 capital to average assets (leverage)	$663,255	9.50%	$279,158	4.00%	$348,947	5.00%

Off-balance Sheet Arrangements
In the ordinary course of business, we enter into lending commitments that are not on our consolidated balance sheet. The largest component is lending commitments to our MPP customers, which the Company has a unilateral right not to fund. The remainder are undrawn revolving loan commitments on our AIO Loans and undrawn commitments on home equity lines of credit. While these commitments represent contractual cash requirements, a portion of these commitments to extend credit are expected to expire without being drawn upon. Therefore, future commitments do not necessarily represent future cash requirements.
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to fund loans HFI	$4,534,843	$4,161,523
Unused Commitments	396,099	371,034

Northpointe Bancshares, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the ordinary course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk. Our primary business activities include gathering retail deposits, non-brokered rateboard time deposits, brokered CDs, and funding from the FHLB and other smaller facilities, which are used to invest in cash and loans. These activities involve interest rate risk, which arises from factors such as timing and volume differences in the repricing of our rate-sensitive assets and liabilities, changes in credit spreads, fluctuations in the general level of market interest rates, and shifts in the shape and level of market yield curves. Changes in interest rates can affect our current and prospective earnings, through volatility in our net interest income and the level of other interest rate-sensitive revenues and operating expenses. Interest rate fluctuations can also influence the underlying economic value of our assets, liabilities and off-balance sheet items. This is driven by the fact that the present values of future cash flows, and potentially the cash flows themselves, may change when interest rates materially move up or down depending on the economic environment.
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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at March 31, 2026 and December 31, 2025 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
March 31, 2026	-8.17%	-4.05%	4.28%	8.66%
December 31, 2025	-7.71%	-3.80%	-4.03%	8.13%
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

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
March 31, 2026	-1.04%	0.05%	-0.51%	-1.18%
December 31, 2025	-0.90%	0.06%	-0.32%	-0.87%
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of March 31, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2025 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

We made no unregistered sales of equity securities during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the first quarter of 2026. The Company has no publicly announced repurchase plans or programs. The Company did not sell any unregistered securities during the quarter ended March 31, 2026.

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d ) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (dollars in 000s)

January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	—	—	—	—
March 1 - March 31, 2026	—	—	—	—
Total for First Quarter ended March 31, 2026	—	$—	—	$—

Northpointe Bancshares, Inc.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On January 26, 2026, David S. Hooker, Director of the Company, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the sale of the Company’s common stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 Trading Plan provides for the sale of up to 89,000 shares of common stock and expires on April 30, 2027.
During the first quarter of 2026, none of our other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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
4.1
Form 7.50% Fixed-to-Floating Rate Subordinated Note due 2036. Previously filed with the Commission on March 13, 2026 in Northpointe Bancshares, Inc.’s Form 8-K, Exhibit 4.1. Here incorporated by reference.

10.1
Form of Subordinated Note Purchase Agreement, dated as of March 12, 2026, by and among Northpointe Bancshares, Inc. and the Purchaser. Previously filed with the Commission on March 13, 2026 in Northpointe Bancshares, Inc.’s Form 8-K, Exhibit 10.1. Here incorporated by reference.

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

NORTHPOINTE BANCSHARES, INC.

By:	/s/ Charles A. Williams
Charles A. Williams Chairman and Chief Executive Officer

By:	/s/ Kevin J. Comps
Kevin J. Comps President

By:	/s/ Bradley T. Howes
Bradley T. Howes Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Gary Dykstra
Gary Dykstra Senior Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2026