Form 10-Q
period 2026-06-30
NORTHPOINTE BANCSHARES INC
filed 2026-08-13
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 13, 2026, there were 34,581,842 shares of the registrant’s Common Stock outstanding.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed in the 2025 Form 10-K, elsewhere in this report and the following:

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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
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

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
June 30, 2026 and December 31, 2025
(unaudited)
(Dollars in thousands)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$538,359	$496,459
Equity securities	1,333	1,347
Debt securities available for sale	4,880	4,738
Federal Home Loan Bank ("FHLB") stock	76,099	80,109
Loans held for sale, at fair value	311,991	309,213
Total loans held for investment (“HFI”) - ($165,588 and $178,578 at fair value at June 30, 2026 and December 31, 2025, respectively)	6,480,158	6,021,527
Allowance for credit losses	(9,436)	(10,435)
Net loans	6,470,722	6,011,092
Mortgage servicing rights, at fair value	23,088	17,048
Intangible assets, net	1,220	1,513
Premises and equipment	26,970	27,571
Other assets	75,289	73,735
Total Assets	$7,529,951	$7,022,825
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$276,532	$275,974
Interest-bearing	4,956,783	4,593,693
Total deposits	5,233,315	4,869,667
Borrowings	1,512,500	1,439,500
Subordinated debentures	111,955	91,915
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	4,637	3,786
Other liabilities	50,896	43,915
Total Liabilities	6,918,303	6,453,783
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series B - 25,000 shares issued and outstanding at June 30, 2026 and December 31, 2025 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,581,842 and 34,494,116 shares at June 30, 2026 and December 31, 2025, respectively
Additional paid in capital	206,104	204,875
Retained earnings	405,634	364,366
Accumulated other comprehensive loss	(90)	(199)
Total Stockholders' Equity	611,648	569,042
Total Liabilities and Stockholders' Equity	$7,529,951	$7,022,825
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Loans - including fees	$100,126	$86,261	$195,040	$158,332
Investment securities - taxable	61	157	117	312
FHLB stock - taxable	1,780	1,553	3,526	3,181
Interest bearing deposits	5,071	5,122	9,859	10,418
Total interest income	107,038	93,093	208,542	172,243
Interest Expense
Deposits	47,715	43,582	92,169	79,893
Subordinated debentures	2,519	678	4,621	1,564
Borrowings	14,382	12,313	28,055	23,877
Total interest expense	64,616	56,573	124,845	105,334
Net interest income	42,422	36,520	83,697	66,909
Provision (benefit) for credit losses	264	548	(205)	1,932
Provision (benefit) for unfunded commitments	(54)	35	(30)	(55)
Net interest income after provision (benefit) for credit losses and unfunded commitments	42,212	35,937	83,932	65,032
Noninterest income
Service charges on deposits and other fees	315	239	579	419
Loan servicing fees	2,268	1,525	5,816	2,520
Mortgage Purchase Program ("MPP") fees	2,306	1,355	4,276	2,496
Net gain on sale of loans	17,046	19,351	33,592	37,938
Other noninterest income (loss)	(41)	(32)	(224)	1,939
Total noninterest income	21,894	22,438	44,039	45,312
Noninterest expense
Salaries and employee benefits	25,026	22,234	49,379	42,677
Occupancy and equipment	744	918	1,565	1,890
Data processing expense	2,521	2,155	4,870	4,262
Professional fees	1,362	1,793	2,680	3,021
Other taxes and insurance	1,987	1,190	4,224	2,977
Other noninterest expense	3,579	3,432	6,937	6,267
Total noninterest expense	35,219	31,722	69,655	61,094
Income - before income taxes	28,887	26,653	58,316	49,250
Income tax expense	7,141	6,309	14,415	11,658
Net income	21,746	20,344	43,901	37,592
Preferred stock dividends	453	2,296	906	4,503
Net income available to common stockholders	$21,293	$18,048	$42,995	$33,089
Basic earnings per common share	$0.61	$0.52	$1.24	$1.03
Diluted earnings per share	$0.60	$0.51	$1.22	$1.01
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$21,746	$20,344	$43,901	$37,592
Other comprehensive income (loss)
Unrealized gains (losses):
Net change in unrealized gain (loss) on debt securities available for sale	(3)	191	143	209
Tax effect	(1)	45	34	49
Net change in unrealized gain (loss) on debt securities available for sale, net of tax	(2)	146	109	160
Less: reclassification adjustments:
Reclassifications for gains (losses) included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassifications for gains (losses) included in net income, net of tax	—	—	—	—
Total other comprehensive income (loss)	(2)	146	109	160
Comprehensive income	$21,744	$20,490	$44,010	$37,752
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - April 1, 2025	77,000	25,000	34,315,099	$276,465	$310,367	$(310)	$586,522
Net income, three months	—	—	—	—	20,344	—	20,344
Other comprehensive income	—	—	—	—	—	146	146
Dividends declared ($0.025 per share)	—	—	—	—	(859)	—	(859)
Issuance of common stock, net	—	—	—	(294)	—	—	(294)
Restricted stock units issued	—	—	49,560	714	—	—	714
Preferred stock dividends	—	—	—	—	(2,296)	—	(2,296)
Balance - June 30, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277

Balance - April 1, 2026	—	25,000	34,494,116	$204,875	$385,206	$(88)	$589,993
Net income, three months	—	—	—	—	21,746	—	21,746
Other comprehensive income	—	—	—	—	—	(2)	(2)
Dividends declared ($0.025 per share)	—	—	—	—	(865)	—	(865)
Restricted stock units issued	—	—	87,726	1,229	—	—	1,229
Preferred stock dividends	—	—	—	—	(453)	—	(453)
Balance - June 30, 2026	—	25,000	34,581,842	$206,104	$405,634	$(90)	$611,648

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income, six months	—	—	—	—	37,592	—	37,592
Other comprehensive income	—	—	—	—	—	160	160
Dividends declared ($0.050 per share)	—	—	—	—	(1,500)	—	(1,500)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,150	—	—	114,150
Restricted stock units issued	—	—	49,560	714	—	—	714
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(4,503)	—	(4,503)
Balance - June 30, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277

Balance - January 1, 2026	—	25,000	34,494,116	$204,875	$364,366	$(199)	$569,042
Net income, six months	—	—	—	—	43,901	—	43,901
Other comprehensive income	—	—	—	—	—	109	109
Dividends declared ($0.050 per share)	—	—	—	—	(1,727)	—	(1,727)
Restricted stock units issued	—	—	87,726	1,229	—	—	1,229
Preferred stock dividends	—	—	—	—	(906)	—	(906)
Balance - June 30, 2026	—	25,000	34,581,842	$206,104	$405,634	$(90)	$611,648

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$43,901	$37,592
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation	1,180	1,276
Provision (benefit) for credit losses	(205)	1,932
Provision (benefit) for unfunded commitments	(30)	(55)
Amortization of intangible asset	293	293
Amortization of debt issuance costs	163	248
Net gain on sale of loans	(33,592)	(37,938)
Proceeds from sales of loans held for sale	1,230,911	964,924
Origination of mortgage loans held for sale	(1,206,753)	(1,010,426)
Net (gain) loss on sale of other real estate	(49)	112
Net gain on sale of mortgage servicing rights	(77)	—
Write-down of other real estate	331	—
Net gain on extinguishment of debt	—	(2,048)
Change in fair value of mortgage servicing rights ("MSR")	(1,202)	1,009
Deferred tax expense (benefit)	818	(386)
Change in fair value of equity securities	14	(24)
Change in mortgage banking derivatives	(1,131)	113
Net change in:
Other assets	(343)	14,387
Other liabilities	7,326	11,113
Net cash and cash equivalents provided by (used in) operating activities	41,555	(17,878)
Cash Flows from Investing Activities
Purchase of FHLB stock	(1,686)	—
Redemption of FHLB stock	5,697	—
Proceeds from sale of mortgage servicing rights	227	—
Purchase of mortgage servicing rights	—	(296)
Proceeds from sales of other real estate	269	2,715
Purchases of premises and equipment	(579)	(1,463)
Net increase in loans	(459,959)	(1,103,438)
Contributions to lender risk account ("LRA")	(595)	(724)
Proceeds from LRA	1,850	1,670
Net cash and cash equivalents used in investing activities	(454,776)	(1,101,536)
Cash Flows from Financing Activities
Net change in deposits	363,648	1,051,516
Cash dividends paid on common stock	(1,727)	(1,500)
Subordinated debt call and repayment	—	(15,000)
Subordinated debt issuance, net of costs	19,877	—
Advances of FHLB borrowings	910,000	352,500
Repayment of FHLB borrowings	(905,000)	(374,202)
Net change in other borrowings	68,000	39,929
Issuance of common stock, net	—	114,150
Preferred stock dividend	(906)	(4,503)
Preferred stock repurchase	—	(4,840)
Restricted stock units issuance	1,229	714
Proceeds from exercised stock options	—	14
Net cash and cash equivalents provided by financing activities	455,121	1,158,778
Net increase in cash and cash equivalents	41,900	39,364
Cash and cash equivalents - beginning of period	496,459	376,295
Cash and cash equivalents - end of period	$538,359	$415,659
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
Supplemental cash flow information	2026	2025
Cash paid for:
Interest	$125,272	$93,840
Income taxes	13,455	13,548
Non-cash supplemental information:
Change in rebooked GNMA loans over 90 days	(237)	342
Loans transferred to other real estate	1,812	—
Loans transferred from loans held for sale to loans HFI at fair value	3,562	6,624
Loans transferred from loans HFI to loans held for sale at fair value	2,283	40,262

Northpointe Bancshares, Inc.
Notes to Consolidated Financial Statements (unaudited)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Northpointe Bancshares, Inc.’s (the “Company”) accounting and reporting policies and practices conform to accounting principles generally accepted in the United States of America (“GAAP”). The Company has two reportable segments, Retail Banking and Mortgage Purchase Program (“MPP”), which are discussed in more detail in Note 20. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Northpointe Bank (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiary are included in the consolidated financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

Significant Group Concentrations of Credit Risk
The Company’s single banking branch is located in Michigan, but the Company markets its banking products to deposit customers located throughout the United States. The Company is also active nationwide in mortgage lending through a network of mortgage bankers and other financial institutions. Note 3 discusses the types of lending in which the Company engages. The Company’s primary concentration is in residential real estate lending, which includes those funded through the MPP, as well as the origination of one-to-four family real estate mortgages, of which the majority are sold into the secondary market to end investors.
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
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans or credit losses in the Company’s MPP business during the six months ended June 30, 2026 or 2025.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At June 30, 2026 and December 31, 2025, the Bank had outstanding balances on these facilities of $64.1 million and $56.5 million, respectively.
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
Lender Risk Account (“LRA”)
A LRA has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of June 30, 2026 and December 31, 2025, the Company had on deposit with the FHLB $54.5 million and $55.0 million, respectively, in these LRAs. Additionally, as of June 30, 2026 and December 31, 2025, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.4 million and $4.3 million, respectively. The Company amortizes the guarantee account over a five to nine year period. Amortization totaling $231,000 and $184,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the three months ended June 30, 2026 and 2025, respectively. Amortization totaling $445,000 and $350,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the six months ended June 30, 2026 and 2025, respectively. The Company carries the LRA asset at fair value in the Company’s Consolidated Balance Sheets in other assets with changes in the fair value included in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $29.3 million and $30.4 million at June 30, 2026 and December 31, 2025, respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at June 30, 2026 and December 31, 2025.

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $29.2 million and $28.3 million as of June 30, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.
The accrual of interest on loans is discontinued at the time the loan goes delinquent (120 days for mortgages and 90 days for commercial) unless the credit is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The Company performs periodic backtesting on default, loss severity including cure rate and prepayment forecasts to determine if any adjustments should be made to the model, which includes a comparison of actual defaults, losses and prepayments with those originally forecasted. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of June 30, 2026 and December 31, 2025, the Moody’s Baseline June 2026 and December 2025 U.S. Macroeconomic Outlook, respectively, were utilized.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
Home equity lines of credit: Home equity lines of credit mainly consist of variable-rate home equity lines of credit secured by a lien on the borrower’s primary residence. These include first-lien home equity lines which are tied seamlessly to a demand deposit sweep account, which are limited to 80% of the property value. Home equity products are limited to 90% of the property value less any other mortgages if the first loan is with the Bank. With the exception of limited saleable production, home equity products in a secondary lien position are limited to 85% of the property value less any superior liens. The Company uses the same underwriting standards for home equity lines of credit as it uses for one-to-four family residential mortgage loans. Home equity lines of credit provide for an initial draw period of up to ten years. Home equity loans are susceptible to weakening general economic conditions and increase in unemployment rates and declining real estate values.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)
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
Repurchase Reserve
The Company sells residential mortgage loans to investors in the ordinary course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.0 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively, and is included in other liabilities on the consolidated balance sheet.
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of June 30, 2026 or December 31, 2025.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at June 30, 2026 and December 31, 2025 was approximately $3.0 million and $1.7 million, respectively. The Company had real estate in the process of foreclosure totaling $24.2 million as of June 30, 2026 and $18.1 million as of December 31, 2025.

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
The ROU assets and lease liabilities were both $1.1 million at June 30, 2026, and were $1.0 million and $1.1 million, respectively, at December 31, 2025. ROU assets are included in other assets and ROU lease liabilities are include in other liabilities in the Company’s consolidated balance sheets.
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

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

June 30, 2026	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(120)	$4,880
Total	$5,000	$—	$(120)	$4,880

December 31, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(262)	$4,738
Total	$5,000	$—	$(262)	$4,738
As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses on debt securities available for sale.
There were no sales of debt securities available for sale in the three and six months ended June 30, 2026 or 2025.
At June 30, 2026 and December 31, 2025, the Company held one bond which was in an unrealized loss position for more than twelve months. The Company believes the unrealized loss on this bond is interest rate driven and temporary.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

June 30, 2026	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,880	$(120)	$4,880	$(120)
Total	$—	$—	$4,880	$(120)	$4,880	$(120)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,738	$(262)	$4,738	$(262)
Total	$—	$—	$4,738	$(262)	$4,738	$(262)
Debt securities, at par value, have the following contractual maturities as of June 30, 2026 (dollars in thousands):

June 30, 2026
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$5,000	$—	$5,000
Total	$—	$—	$5,000	$—	$5,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	June 30, 2026	December 31, 2025
Residential	$2,515,400	$2,573,890
Commercial	20,439	15,521
MPP	3,937,921	3,424,935
Total loans	6,473,760	6,014,346
Less:
Allowance for credit losses	9,436	10,435
Net deferred loan (cost)/fees	(6,398)	(7,181)
Net loans	$6,470,722	$6,011,092
The residential portfolio includes $165.6 million and $178.6 million of loans measured at fair value on June 30, 2026 and December 31, 2025, respectively.
Activity in the allowance for credit losses for the three months ended June 30, 2026 is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2026
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$8,151	$2	$1,544	$3	$9,700
Charge-offs	(542)	—	—	—	(542)
Recoveries	12	2	—	—	14
Provision (benefit)	183	53	31	(3)	264
Ending balance	$7,804	$57	$1,575	$—	$9,436
Activity in the allowance for loan losses for the three months ended June 30, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended June 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,321	$4	$987	$3	$12,315
Charge-offs	(495)	—	—	—	(495)
Recoveries	4	3	—	—	7
Provision (benefit)	383	(4)	170	(1)	548
Ending balance	$11,213	$3	$1,157	$2	$12,375

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

Activity in the allowance for credit losses for the six months ended June 30, 2026 is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2026
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$8,999	$61	$1,370	$5	$10,435
Charge-offs	(1,017)	—	—	—	(1,017)
Recoveries	110	113	—	—	223
Provision (benefit)	(288)	(117)	205	(5)	(205)
Ending balance	$7,804	$57	$1,575	$—	$9,436

Activity in the allowance for credit losses for the six months ended June 30, 2025 is summarized as follows (dollars in thousands):

	Six Months Ended June 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(806)	—	—	—	(806)
Recoveries	52	7	—	—	59
Provision (benefit)	1,499	(36)	473	(4)	1,932
Ending balance	$11,213	$3	$1,157	$2	$12,375

Activity in the allowance for unfunded commitments for the three and six months ended June 30, 2026 and 2025 is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$354	$295	$330	$385
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision (benefit)	(54)	35	(30)	(55)
Ending balance	$300	$330	$300	$330

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of June 30, 2026 (dollars in thousands):

	June 30, 2026
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$4,123	$1,208	$5,331	$—	$5,331
Home equity lines of credit	11,222	835	12,057	—	12,057
Closed end, first liens	40,485	7,553	48,038	2,353	50,391
Closed end, second liens	2,052	108	2,160	218	2,378
Commercial	145	—	145	—	145
Total	$58,027	$9,704	$67,731	$2,571	$70,302

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
The Bank has not recognized any material interest income on nonaccrual loans during the three and six months ended June 30, 2026 or 2025.

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

The amortized cost of collateral dependent loans by class as of June 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	June 30, 2026
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,123	$—	$—
Home equity lines of credit	11,219	—	—
Closed end, first liens	42,081	—	71
Closed end, second liens	2,052	—	—
Commercial	145	$—	—
Total	$59,620	$—	$71

	December 31, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,501	$—	$—
Home equity lines of credit	12,864	—	130
Closed end, first liens	41,844	—	26
Closed end, second liens	1,105	—	9
Commercial	154	$—	—
Total	$60,468	$—	$165

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$3,404	$1,163	$4,101	$8,668	$111,060	$119,728
Home equity lines of credit	3,680	1,657	8,963	14,300	831,030	845,330
Closed end, first liens	21,507	6,519	37,446	65,472	1,260,687	1,326,159
Closed end, second liens	1,580	557	2,272	4,409	60,584	64,993
Commercial	—	44	145	189	20,250	20,439
MPP	—	—	—	—	3,937,921	3,937,921
Total	$30,171	$9,940	$52,927	$93,038	$6,221,532	$6,314,570

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$4,540	$2,135	$5,623	$12,298	$135,250	$147,548
Home equity lines of credit	4,187	916	10,944	16,047	769,936	785,983
Closed end, first liens	21,994	7,568	38,751	68,313	1,329,394	1,397,707
Closed end, second liens	1,857	1,090	1,105	4,052	67,203	71,255
Commercial	55	—	153	208	15,313	15,521
MPP	—	—	—	—	3,424,935	3,424,935
Total	$32,633	$11,709	$56,576	$100,918	$5,742,031	$5,842,949

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
During the three months ended June 30, 2026, there were eleven closed end, first lien loans totaling $3.0 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the three months ended June 30, 2025, there were six closed end, first lien loans totaling $1.7 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification.
During the six months ended June 30, 2026, there were $4.7 million in loans that were both experiencing financial difficulty and modified during the period: 16 closed end, first lien loans totaling $4.3 million and one home equity line of credit for $276,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the six months ended June 30, 2025, there were $4.2 million in loans that were both experiencing financial difficulty and modified during the period: 14 closed end, first liens, for $4.0 million and one home equity line of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification.
There were $4.4 million of loans that had modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the six months ended June 30, 2026. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the six months ended June 30, 2025.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of June 30, 2026 based on year of origination (dollars in thousands):

	2026	2025	2024	2023	2022	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$1,777	$2,424	$3,490	$26,250	$38,262	$42,194		$—	$114,397
Nonperforming	—	—	174	1,795	2,424	938		—	5,331
Total	1,777	2,424	3,664	28,045	40,686	43,132		—	119,728
Gross charge-offs	—	—	—	20	40	13		—	73
Home equity lines of credit:
Performing	—	—	—	—	—	—		833,273	833,273
Nonperforming	—	—	—	—	—	—		12,057	12,057
Total	—	—	—	—	—	—		845,330	845,330
Gross charge-offs	—	—	—	279	13	98		—	390
First liens, closed end loans:
Performing	660	7,515	28,035	64,959	949,436	227,516		—	1,278,121
Nonperforming	—	1,604	2,463	7,399	27,403	9,169		—	48,038
Total	660	9,119	30,498	72,358	976,839	236,685		—	1,326,159
Gross charge-offs	—	—	18	101	304	7		—	430
Second liens, closed end loans:
Performing	89	2,812	3,455	10,226	26,714	19,537		—	62,833
Nonperforming	—	41	252	332	468	1,067		—	2,160
Total	89	2,853	3,707	10,558	27,182	20,604		—	64,993
Gross charge-offs	—	36	—	88	—	—		—	124
Commercial: Risk Rating
Pass	—	—	—	—	—	20,250		—	20,250
Special mention	—	—	—	—	—	44		—	44
Substandard	—	—	—	—	—	145		—	145
Total	—	—	—	—	—	20,439	20,439	—	20,439
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		3,937,921	3,937,921
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		3,937,921	3,937,921
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$2,526	$14,396	$37,869	$110,961	$1,044,707	$320,860		$4,783,251	$6,314,570
Grand total gross charge-offs	$—	$36	$18	$488	$357	$118		$—	$1,017
There were no revolving loans converted to term loans during the six months ended June 30, 2026.

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

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	June 30, 2026	December 31, 2025
Land	$6,450	$6,370
Leasehold improvements	142	142
Buildings and building improvements	26,786	26,157
Furniture, fixtures, and equipment	7,568	7,197
Construction in progress	—	501
Total cost	40,946	40,367
Accumulated depreciation	(13,976)	(12,796)
Net	$26,970	$27,571
Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $585,000 and $613,000, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $1.2 million and $1.3 million, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year of more as of June 30, 2026 are as follows (dollars in thousands):

2026	$497
2027	537
2028	233
2029	99
2030	—
Total undiscounted lease payments	1,366
Less discount to net present value	(248)
Total operating lease liabilities	$1,118
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 5.00% and weighted average remaining life was 2.02 years at June 30, 2026.
The leases contain options to extend for periods from 1 year to 5 years. The cost of such rentals is not included above. Total rent expense for the three months ended June 30, 2026 and 2025 amounted to $317,000 and $328,000, respectively. Total rent expense for the six months ended June 30, 2026 and 2025 amounted to $609,000 and $635,000, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $455,000 and $292,000 for the three months ended June 30, 2026 and 2025, respectively. Rental income for the six months ended June 30, 2026 and 2025 was $910,000 and $580,000, respectively.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net (continued)

Future income from non-cancelable lease agreements in effect at June 30, 2026 is as follows (dollars in thousands):

2026	$934
2027	1,754
2028	1,356
2029	1,025
2030	982
Thereafter	983
Total	$7,034
Note 5 — Mortgage Servicing Rights (“MSRs”)
The right to service loans for others is recognized as an MSR on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others were approximately $2.0 billion and $1.8 billion at June 30, 2026 and December 31, 2025, respectively. In addition, approximately $3.5 billion and $3.1 billion at June 30, 2026 and December 31, 2025, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s consolidated statements of income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual servicing fees	$2,374	$1,817	$4,585	$3,499
Late fees	14	10	29	27
Other fees	—	—	—	3
Change in fair value of MSRs and paid in full	$(120)	$(302)	$1,202	$(1,009)
Total	$2,268	$1,525	$5,816	$2,520

At June 30, 2026 the fair value of MSRs was determined using discount rates between 9.5% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 10.0%. At December 31, 2025 the fair value of MSRs was determined using discount rates between 9.0% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 12.1%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance – Beginning of period	$20,608	$15,492	$17,048	$15,133
Additions	2,750	902	4,988	1,968
Paid in full loans	(416)	(172)	(904)	(300)
Change in fair value	296	(130)	2,106	(709)
Proceeds from sale	(227)	—	(227)	—
Bulk purchases	—	296	—	296
Gain on sale	77	—	77	—
Balance – End of period	$23,088	$16,388	$23,088	$16,388

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights (continued)

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	June 30, 2026			December 31, 2025
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	9.5%	$22,083	$21,229	9.5%	$16,416	$15,829
Constant prepayment rate	10.0%	22,081	21,311	12.1%	16,321	15,662
Cost to service (per loan)	$74	22,738	22,470	$74	16,813	16,579

Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $154.2 million and $184.6 million at June 30, 2026 and December 31, 2025, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded unrealized gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	June 30, 2026	December 31, 2025
Interest rate-lock commitments	$3,646	$2,706
Forward commitments	(348)	(538)
The following tables provide details on the Company’s derivative financial instruments at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$136,614	$3,669	$23
Forward commitments	264,393	148	496
Total	$401,007	$3,817	$519

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$144,154	$2,712	$6
Forward commitments	231,015	52	590
Total	$375,169	$2,764	$596
There was no counterparty collateral asset balance as of June 30, 2026. As of December 31, 2025, the counterparty collateral asset balance was $42,000 and was included in other assets in the consolidated balance sheets. As of June 30, 2026, the counterparty collateral liability balance was $12,000 and was included in other liabilities in the consolidated balance sheets. There was no counterparty collateral liability balance as of December 31, 2025.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	June 30, 2026	December 31, 2025
Noninterest-bearing deposits	$276,532	$275,974
Interest-bearing demand deposits	1,359,669	1,032,334
Savings and money market accounts	458,947	555,255
Time:
Under $250,000	3,005,528	2,870,288
$250,000 and over	132,639	135,816
Total	$5,233,315	$4,869,667
Brokered time deposits totaled $2.74 billion and $2.64 billion at June 30, 2026 and December 31, 2025, respectively. Management monitors concentrations in brokered deposits as part of its liquidity risk management practices and believes current levels are appropriate given the Company’s diversified funding sources, liquidity position and balance sheet strategy.
At June 30, 2026, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$2,982,876
2027	74,234
2028	54,384
2029	25,315
2030	804
Thereafter	554
Total	$3,138,167
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At June 30, 2026, the Bank had 33 advances totaling $1.43 billion carrying fixed interest rates ranging between 2.90% and 4.74% with scheduled maturities between one month and 7.7 years. The weighted average rate was 3.89% at June 30, 2026. At December 31, 2025, the Bank had 34 advances totaling $1.42 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between one month and 8.2 years. The weighted average rate was 3.91% at December 31, 2025.
These advances are collateralized by approximately $4.1 billion and $4.0 billion of mortgage loans (including MPP facilities) and loans held for sale as of June 30, 2026 and December 31, 2025, respectively, under an agreement which calls for specific identification of pledged loans. Putable advances are included in the above tables, and there were none utilized as of June 30, 2026 and $10.0 million utilized at December 31, 2025.
At June 30, 2026, the scheduled maturities of the advances are as follows (dollars in thousands):

2026	$425,000
2027	325,000
2028	50,000
2029	227,500
2030	100,000
Thereafter	300,000
Total	$1,427,500

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)

The Company also utilizes lines of credit and overnight instruments for its short-term borrowing needs. That includes a line of credit included under the FHLB collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB (4.05% at June 30, 2026) and the line of credit matures on May 12, 2027. The Bank had no outstanding borrowings on the line of credit at June 30, 2026 and December 31, 2025. Other overnight borrowing lines had a balance of $85.0 million at June 30, 2026 and no balance at December 31, 2025.
The Company also has a $20.0 million line of credit with another financial institution that it utilizes for holding company liquidity needs. This line had no balance at June 30, 2026 and a $17.0 million balance at December 31, 2025. The line of credit carries a floating rate (7.15% at June 30, 2026 and 7.37% at December 31, 2025), is subject to annual renewal and matures on October 21, 2026.
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
As of June 30, 2026, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
2035	70,000
2036	20,000
Total	115,000
Less unamortized deferred costs	3,045
Total maturities, net unamortized deferred costs	$111,955

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
At June 30, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	June 30, 2026	December 31, 2025
Commitments to grant loans	$2,927,964	$4,161,523
Unfunded commitments under lines of credit	405,616	371,034
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $300,000 as of June 30, 2026 and $330,000 as of December 31, 2025.

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
Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which is available to all employees, on the first of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $408,000 and $314,000 for the three months ended June 30, 2026 and 2025, respectively, and were $918,000 and $686,000 for the six months ended June 30, 2026 and 2025, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at June 30, 2026. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.5 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and were $2.9 million and $2.8 million for the six months ended June 30, 2026 and 2025, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $358,000 and $389,000 at June 30, 2026 and December 31, 2025, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. The stock option plan and stock appreciation rights plan are both legacy plans which the Company has not, and does not intend to, issue any new shares under following its 2024 issuance.
The Company has a stock option plan for its non-employee directors, executive officers and certain employees under which options may be granted at not less than the fair value of the underlying stock on the date of the grant. These options are subject to a vesting schedule under which one-third vests at each anniversary date of the grant. Under the stock option plan, the Company may grant options to its directors for up to 500,000 shares of common stock and up to 1,000,000 shares of common stock to its executive officers and certain employees. No stock option expense was recorded for the six months ended June 30, 2026 and 2025.
All options granted expire within 10 years of the date of grant, subject to certain cancellation provisions related to an individual’s affiliation with the Company.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The last of the options issued under this plan were exercised during year ended December 31, 2025. There were no stock option grants in the three and six months ended June 30, 2026 or 2025.
There were 9,000 options exercised during the six months ended June 30, 2025 at an exercise price of $1.50 per share. The total intrinsic value of the options exercised during the six months ended June 30, 2025 was approximately $116,000.
As of June 30, 2026 and 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.
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
A summary of stock appreciation right awards for the six months ended June 30, 2026 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2026	390,000	$11.85
Granted	—	—
Vested	(75,000)	12.40
Forfeited or expired	(25,000)	11.82
Outstanding at June 30, 2026	290,000	$11.70

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)

The Company also has a restricted stock award plan which was implemented during 2024, with 4,000,000 shares initially authorized under the plan. Restricted stock awards generally have vesting periods of three years for Officers, with vesting at the rate of one-third each year, and one year for Directors, which fully vest after the one year. Restricted stock awards granted to the Company’s Chief Executive Officer in connection with the Company’s initial public offering were assigned a five year vesting period. Restricted stock awards have no other performance conditions required for vesting.
A summary of changes in the Company’s nonvested restricted stock awards for the six months ended June 30, 2026 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	766,690	$14.21
Granted	183,740	17.26
Vested	(104,225)	13.93
Forfeited	(2,500)	15.76
Outstanding at June 30, 2026	843,705	$14.90

Compensation cost related to restricted stock awards totaled $1.4 million and $898,000 for the three months ended June 30, 2026 and 2025, respectively, and were $2.5 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was $10.4 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. Restricted stock awards totaling 104,225 shares vested during three and six months ended June 30, 2026. Restricted stock awards totaling 49,560 shares vested during three and six months ended June 30, 2025. The intrinsic value of restricted stock awards vested totaled $1.5 million in the three and six months ended June 30, 2026. The intrinsic value of restricted stock awards vested totaled $679,000 in the three and six months ended June 30, 2025.
Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current income tax expense
Federal	$5,481	$5,453	$11,351	$10,543
State	1,131	691	2,246	1,501
Total current income tax expense	6,612	6,144	13,597	12,044
Deferred tax expense
Federal	460	144	712	(336)
State	69	21	106	(50)
Total deferred income tax expense	529	165	818	(386)
Total income tax expense	$7,141	$6,309	$14,415	$11,658

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the periods indicated (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	Amount	Percent	Amount	Percent
Income tax expense, computed at federal statutory rate of pretax income	$6,066	21.00%	$5,597	21.00%
State and local income taxes	948	3.28%	562	2.11%
Effect of nontaxable income and nondeductible expenses	127	0.44%	20	0.07%
Other	—	—%	130	0.49%
Total income tax expense	$7,141	24.72%	$6,309	23.67%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$12,246	21.00%	$10,343	21.00%
State and local income taxes	1,858	3.19%	1,146	2.33%
Effect of nontaxable income and nondeductible expenses	—	—%	39	0.08%
Other	311	0.53%	130	0.26%
Total income tax expense	$14,415	24.72%	$11,658	23.67%

Income taxes paid were as follows for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Amount	Amount	Amount	Amount
Federal	$3,175	$10,200	$3,175	$10,200
State and local
Florida	575	—	575	213
All other states	1,934	3,255	2,224	3,135
Total income taxes paid	$5,684	$13,455	$5,974	$13,548

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	June 30, 2026	December 31, 2025
Allowance for credit losses	$2,277	$2,518
Accrued expenses and other reserve accounts	1,879	1,802
Nonaccrual loan interest	1,055	846
Stock compensation	736	509
Other real estate owned valuation	112	31
Unrealized loss on debt securities available for sale	12	45
Other deferred tax assets	52	76
Total deferred tax assets	6,123	5,827
Mortgage servicing rights	5,481	4,030
Fixed assets	3,160	3,273
Goodwill and intangibles	412	472
Deferred loan costs/fees	1,544	1,732
Other deferred tax liabilities	163	106
Total deferred tax liabilities	10,760	9,613
Net deferred tax liability	$(4,637)	$(3,786)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at June 30, 2026 and December 31, 2025.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2023, and state and local income tax examinations by tax authorities for years before 2023. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the year ended December 31, 2025 or for the three and six months ended June 30, 2026. The Company does not expect these changes to have a material impact on future periods.

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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at June 30, 2026 and December 31, 2025. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of June 30, 2026 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$585,841	9.19%	$286,727	4.50%	N/A	N/A
Northpointe Bank	707,467	11.10%	286,700	4.50%	$414,122	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	615,819	9.66%	382,303	6.00%	N/A	N/A
Northpointe Bank	707,467	11.10%	382,266	6.00%	509,689	8.00%
Total Capital (to risk weighted assets)
Consolidated	740,585	11.62%	509,737	8.00%	N/A	N/A
Northpointe Bank	717,233	11.26%	509,689	8.00%	637,111	10.00%
Tier 1 capital (to average assets)
Consolidated	615,819	8.30%	296,638	4.00%	N/A	N/A
Northpointe Bank	707,467	9.54%	296,604	4.00%	370,755	5.00%

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of December 31, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Northpointe Bank	663,255	11.21%	266,213	4.50%	384,530	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	574,967	9.72%	354,968	6.00%	N/A	N/A
Northpointe Bank	663,255	11.21%	354,951	6.00%	473,268	8.00%
Total Capital (to risk weighted assets)
Consolidated	678,300	11.47%	473,290	8.00%	N/A	N/A
Northpointe Bank	671,588	11.35%	473,268	8.00%	591,585	10.00%
Tier 1 capital (to average assets)
Consolidated	574,967	8.24%	279,168	4.00%	N/A	N/A
Northpointe Bank	663,255	9.50%	279,158	4.00%	348,947	5.00%

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
Loans HFI that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At June 30, 2026, these loans had an aggregate unpaid principal balance of $190.3 million and aggregate fair value of $165.6 million. At December 31, 2025, these loans had an aggregate unpaid principal balance of $202.6 million and aggregate fair value of $178.6 million.

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

At June 30, 2026 and December 31, 2025, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in net gain on sale of loans on the Company’s consolidated statements of income.
The table below shows the income statement impact for these fair value adjustments for the three and six months ended June 30, 2026 and 2025:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Loans	$197	$1,315	$(715)	$4,183
Loans held for sale	2,508	2,024	(103)	3,835
Loans reported at fair value which were over 90 days past due amounted to $335,000 and $1.6 million in unpaid principal balance with a fair values of $217,000 and $1.4 million as of June 30, 2026 and December 31, 2025, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $12.0 million in unpaid principal balance and $10.0 million in fair value as of June 30, 2026. Non-accrual loans reported at fair value amounted to $11.1 million in unpaid principal balance and $9.1 million in fair value as of December 31, 2025.
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
Mortgage Service Rights (“MSRs”)
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

The following tables present information about the Company’s assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,333	$—	$—	$1,333
Available for sale debt securities	—	4,880	—	4,880
Mortgage banking assets:
Loans held for sale	—	311,991	—	311,991
Loans held for investment	—	165,588	—	165,588
Interest rate lock commitments	—	—	3,669	3,669
Forward sales commitments	—	148	—	148
Mortgage servicing rights	—	—	23,088	23,088
Lender risk account	—	—	29,343	29,343
Total	$1,333	$482,607	$56,100	$540,040
Financial Liabilities:
Interest rate lock commitments	—	—	23	23
Forward sales commitments	—	496	—	496
Total	$—	$496	$23	$519

	Fair Value on a Recurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,347	$—	$—	$1,347
Available for sale debt securities	—	4,738	—	4,738
Mortgage banking assets:
Loans held for sale	—	309,213	—	309,213
Loans held for investment	—	178,578	—	178,578
Interest rate lock commitments	—	—	2,712	2,712
Forward sales commitments	—	52	—	52
Mortgage servicing rights	—	—	17,048	17,048
Lender risk account	—	—	30,446	30,446
Total	$1,347	$492,581	$50,206	$544,134
Financial Liabilities:
Interest rate lock commitments	—	—	6	6
Forward sales commitments	—	590	—	590
Total	$—	$590	$6	$596

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
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$—	$8,594	$—	$8,576
Unrealized	—	191	—	209
Transfer to Level 2	—	(8,785)	—	(8,785)
Balance at end of period	$—	$—	$—	$—
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,941	$4,550	$2,706	$2,047
Change in fair value	(295)	(238)	940	2,265
Balance at end of period	$3,646	$4,312	$3,646	$4,312
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	June 30,
	2026	2025
Pull-through rate	92.6%	83.0%

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Beginning of period	$29,569	$29,037	$30,446	$28,436
Due to loan sales	272	325	595	724
Releases and claims paid to the Company	(957)	(1,043)	(1,850)	(1,670)
Change in fair value recognized in gain on sale of loans	459	497	152	1,326
End of period	$29,343	$28,816	$29,343	$28,816

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

Both observable and unobservable inputs may be used to determine the fair value of the LRA, which is classified as a Level 3 asset. As a result, the unrealized gains for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
June 30, 2026
Lender Risk Account	$29,343	Present value of	Credit losses	—% - 0.20%	0.09%
		cash flows	Prepayment rates	18.47%	18.47%
			Discount rates	5.31% - 6.67%	6.03%
December 31, 2025
Lender Risk Account	$30,446	Present value of	Credit losses	—% - 0.17%	0.05%
		cash flows	Prepayment rates	17.43%	17.43%
			Discount rates	5.05% - 6.57%	5.80%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually evaluated loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2026
Individually evaluated loans	—	—	$1,525	$1,525
Other real estate owned	—	—	1,939	1,939

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Individually evaluated loans	—	—	$3,345	$3,345
Other real estate owned	—	—	991	991

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

The following presents estimated fair values of the Company’s financial instruments, not previously presented, and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	June 30, 2026
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$538,359	$538,359
FHLB stock	Level 2	76,099	76,099
Loans, net	Level 2	6,305,104	6,264,063
Interest receivable	Level 2	29,252	29,252
Total		6,948,814	6,907,773
Financial Liabilities:
Deposits	Level 2	5,233,315	5,202,194
Borrowings	Level 2	1,512,500	1,503,763
Subordinated debentures	Level 2	111,955	111,955
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,211	16,211
Total		6,878,981	6,839,123

	December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$496,459	$496,459
FHLB stock	Level 2	80,109	80,109
Loans, net	Level 2	5,829,169	5,791,584
Interest receivable	Level 2	28,353	28,353
Total		6,434,090	6,396,505
Financial Liabilities:
Deposits	Level 2	4,869,667	4,858,176
Borrowings	Level 2	1,439,500	1,426,415
Subordinated debentures	Level 2	91,915	91,915
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,628	16,628
Total		6,422,710	6,398,134

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three and six months ended June 30, 2026 and no outstanding loan balances at June 30, 2026 or December 31, 2025.
Deposits from principal officers, directors, and their affiliates were $8.7 million at June 30, 2026 and $5.9 million at December 31, 2025.

Northpointe Bancshares, Inc.

Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share:
Net income	$21,746	$20,344	$43,901	$37,592
Preferred stock dividends	453	2,296	906	4,503
Net income available to common stockholders	$21,293	$18,048	$42,995	$33,089
Weighted average common shares	34,740,412	34,574,086	34,721,434	32,208,838
Basic earnings per common share	$0.61	$0.52	$1.24	$1.03
Dilutive earnings per common share:
Net income available to common stockholders	$21,293	$18,048	$42,995	$33,089
Weighted average common shares	34,740,412	34,574,086	34,721,434	32,208,838
Effect of dilutive shares	676,416	644,876	617,814	625,067
Weighted average dilutive common shares	35,416,828	35,218,962	35,339,248	32,833,905
Dilutive earnings per common share	$0.60	$0.51	$1.22	$1.01

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
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Three Months Ended June 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$46,033	$61,005	$107,038	$47,976	$45,117	$93,093
Interest expense	(64,616)	—	(64,616)	(56,573)	—	(56,573)
Funds transfer pricing	39,092	(39,092)	—	30,020	(30,020)	—
Net interest income	20,509	21,913	42,422	21,423	15,097	36,520
Provision (benefit) for credit losses	179	31	210	414	169	583
Net income after provision	20,330	21,882	42,212	21,009	14,928	35,937
Noninterest income (1)	19,588	2,306	21,894	21,083	1,355	22,438
Salaries and employee benefits	(22,459)	(2,567)	(25,026)	(20,483)	(1,751)	(22,234)
Occupancy and equipment	(728)	(16)	(744)	(731)	(187)	(918)
Other noninterest expense (2)	(9,217)	(232)	(9,449)	(8,521)	(49)	(8,570)
Noninterest expense	(32,404)	(2,815)	(35,219)	(29,735)	(1,987)	(31,722)
Expense allocation (3)	1,462	(1,462)	—	1,321	(1,321)	—
Net income before taxes	8,976	19,911	28,887	13,678	12,975	26,653
Income tax expense	(2,219)	(4,922)	(7,141)	(3,238)	(3,071)	(6,309)
Net income before preferred dividends	$6,757	$14,989	$21,746	$10,440	$9,904	$20,344
Average balance sheet assets	$3,561,045	$3,855,812	$7,416,857	$3,551,528	$2,558,877	$6,110,405
Period end assets	$3,592,030	$3,937,921	$7,529,951	$3,539,226	$2,891,668	$6,430,894
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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

(Dollars in thousands)	As of or for the Six Months Ended June 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$91,740	$116,802	$208,542	$95,438	$76,805	$172,243
Interest expense	(124,845)	—	(124,845)	(105,334)	—	(105,334)
Funds transfer pricing	73,540	(73,540)	—	50,786	(50,786)	—
Net interest income	40,435	43,262	83,697	40,890	26,019	66,909
Provision (benefit) for credit losses	(440)	205	(235)	1,405	472	1,877
Net income after provision	40,875	43,057	83,932	39,485	25,547	65,032
Noninterest income (1)	39,763	4,276	44,039	42,816	2,496	45,312
Salaries and employee benefits	(44,084)	(5,295)	(49,379)	(39,413)	(3,264)	(42,677)
Occupancy and equipment	(1,530)	(35)	(1,565)	(1,851)	(39)	(1,890)
Other noninterest expense (2)	(18,333)	(378)	(18,711)	(16,196)	(331)	(16,527)
Noninterest expense	(63,947)	(5,708)	(69,655)	(57,460)	(3,634)	(61,094)
Expense allocation (3)	2,949	(2,949)	—	2,474	(2,474)	—
Net income before taxes	19,640	38,676	58,316	27,315	21,935	49,250
Income tax expense	(4,854)	(9,561)	(14,415)	(6,466)	(5,192)	(11,658)
Net income before preferred dividends	$14,786	$29,115	$43,901	$20,849	$16,743	$37,592
Average balance sheet assets	$3,574,871	$3,645,604	$7,220,475	$3,552,020	$2,179,240	$5,731,260
Period end assets	$3,592,030	$3,937,921	$7,529,951	$3,539,226	$2,891,668	$6,430,894

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
The following section presents additional information and highlights significant changes in the financial condition of Northpointe Bancshares, Inc. (the “Company”) and our wholly owned subsidiary, Northpointe Bank (the “Bank”), from December 31, 2025 through June 30, 2026, and on our results of operations for the three and six months ended June 30, 2026 and 2025. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.
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
Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We are a nationwide mortgage lender, with 121 mortgage originators across 25 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). We have one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 28 cities in 15 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
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

Northpointe Bancshares, Inc.

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
Recent Developments
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. These changes did not have a material impact on our federal income tax expense or liability for the year ended December 31, 2025 or for the three and six months ended June 30, 2026. We do not expect these changes to have a material impact on future periods.

Northpointe Bancshares, Inc.

Highlights of the Second Quarter of 2026
•Net income available to common stockholders was $21.3 million for the three months ended June 30, 2026, an increase of $3.2 million, or 18.0%, from $18.0 million for the three months ended June 30, 2025.
•Earnings per diluted common share was $0.60 for the three months ended June 30, 2026, as compared to $0.51 for the three months ended June 30, 2025.
•Net interest income before provision for credit losses was $42.4 million for the three months ended June 30, 2026, an increase of $5.9 million, or 16.2%, from the three months ended June 30, 2025, reflecting strong growth in MPP and AIO loans partially offset by an 11 basis point decrease in net interest margin.
•Noninterest income was $21.9 million for the three months ended June 30, 2026, a decrease of $544,000 from the three months ended June 30, 2025.
•Noninterest expense was $35.2 million for the three months ended June 30, 2026, an increase of $3.5 million from the three months ended June 30, 2025, driven primarily by higher incentive compensation expense consistent with the improvement in financial performance.
•Continued to grow the balance sheet, including:
◦MPP balances increased by $513.0 million at June 30, 2026 compared to December 31, 2025.
◦AIO loans increased by $64.6 million at June 30, 2026 compared to December 31, 2025.
◦Total deposits increased by $363.6 million at June 30, 2026 compared to December 31, 2025.
•Wholesale funding ratio decreased and liquidity remained stable, with total cash and cash equivalents of $538.4 million at June 30, 2026, as compared to $496.5 million at December 31, 2025.
•As of June 30, 2026, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended June 30, 2026 and 2025:

(Dollars in thousands)	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$6,664,882	$100,126	6.03%	$5,462,596	$86,261	6.33%
Securities, AFS(3)	6,120	61	4.00%	9,916	157	6.35%
Securities, FHLB Stock	76,461	1,780	9.34%	69,574	1,553	8.95%
Interest bearing deposits	553,686	5,071	3.67%	463,199	5,122	4.44%
Total earning assets	7,301,149	107,038	5.88%	6,005,285	93,093	6.22%
Noninterest earning assets(4)	115,708			105,120
Total assets	$7,416,857			$6,110,405
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,254,772	$12,446	3.98%	$765,245	$8,394	4.40%
Money market & savings	491,371	4,187	3.42%	326,396	3,114	3.79%
Time	3,136,971	31,082	3.97%	2,903,158	32,074	4.43%
Total interest-bearing deposits	4,883,114	47,715	3.92%	3,994,799	43,582	4.37%
Sub debt	116,905	2,519	8.64%	29,166	678	9.32%
Borrowings	1,455,723	14,382	3.96%	1,249,314	12,313	3.95%
Total interest-bearing liabilities	6,455,742	64,616	4.01%	5,273,279	56,573	4.30%
Noninterest-bearing liabilities
Noninterest-bearing deposits	301,940			195,275
Other noninterest-bearing liabilities	51,939			41,998
Total noninterest-bearing liabilities	353,879			237,273
Equity	607,236			599,853
	$7,416,857			$6,110,405
Net interest spread(5)			1.87%			1.92%
Net interest margin(6)		$42,422	2.33%		$36,520	2.44%
____________________
(1)Loan balances include loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $51,000 and $30,000 for the three months ended June 30, 2026 and 2025, respectively, are included in interest income.
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

Northpointe Bancshares, Inc.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the six months ended June 30, 2026 and 2025:

(Dollars in thousands)	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$6,482,158	$195,040	6.07%	$5,069,698	$158,332	6.30%
Securities, AFS(3)	6,159	117	3.83%	9,913	312	6.35%
Securities, FHLB Stock	78,275	3,526	9.08%	69,574	3,181	9.22%
Interest bearing deposits	540,895	9,859	3.68%	475,123	10,418	4.42%
Total earning assets	7,107,487	208,542	5.92%	5,624,308	172,243	6.18%
Noninterest earning assets(4)	112,988			106,952
Total assets	$7,220,475			$5,731,260
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,188,416	$23,357	3.96%	$752,548	$16,385	4.39%
Money market & savings	512,848	8,801	3.46%	331,730	6,363	3.87%
Time	3,038,629	60,011	3.98%	2,580,565	57,145	4.47%
Total interest-bearing deposits	4,739,893	92,169	3.92%	3,664,843	79,893	4.40%
Sub debt	109,184	4,621	8.53%	29,154	1,564	10.82%
Borrowings	1,428,756	28,055	3.96%	1,229,809	23,877	3.92%
Total interest-bearing liabilities	6,277,833	124,845	4.01%	4,923,806	105,334	4.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	297,216			203,177
Other noninterest-bearing liabilities	48,530			38,581
Total noninterest-bearing liabilities	345,746			241,758
Equity	596,896			565,696
	$7,220,475			$5,731,260
Net interest spread(5)			1.91%			1.86%
Net interest margin(6)		$83,697	2.37%		$66,909	2.40%
____________________
(1)Loan balances include loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $110,000 and $70,000 for the six months ended June 30, 2026 and 2025, respectively, are included in interest income.
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

Northpointe Bancshares, Inc.

For the three months ended June 30, 2026, net interest income was $42.4 million, an increase of $5.9 million, or 16.2%, from $36.5 million for the same period in 2025. This increase was driven primarily by a $1.30 billion increase in average interest-earning assets partially offset by an 11 basis point decrease in net interest margin.
For the six months ended June 30, 2026, net interest income increased to $83.7 million, an increase of $16.8 million, or 25.1%, from $66.9 million for the same period in 2025. This increase was driven primarily by a 26.4% increase in average interest-earning assets partially offset by a 3 basis point decrease in net interest margin.
The increase in average interest-earning assets for the three and six month periods ending June 30, 2026, as compared to the same periods in 2025, reflected the strong growth within the MPP and AIO portfolios, partially offset by the continued run-off from the remainder of the loans HFI portfolio.
Net interest margin was 2.33% for the three months ended June 30, 2026, a decrease of 11 basis points from 2.44% for the three months ended June 30, 2025. The decrease was driven primarily by lower average yields on interest-earning assets, reflecting a decrease in the federal funds rate, along with tighter margins on the MPP business and a larger decrease in the Secured Overnight Financing Rate (“SOFR”). These were partially offset by a decrease in the average rate paid on interest-bearing deposits and an improvement in the mix of interest-earning assets, with virtually all the growth in loans coming from MPP and AIO, both of which carry higher average yields than the rest of the loan portfolio
Net interest margin was 2.37% for the six months ended June 30, 2026, a decrease of 3 basis points from 2.40% for the six months ended June 30, 2025. This decrease was driven primarily by a decrease in the yield earned on interest-earning assets, which outpaced the decrease in the average rate paid on interest-bearing deposits, consistent with the decrease in the federal funds rate and the continued improvement in the mix of interest-earning assets.
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Variance Due To			Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$18,984	$(5,119)	$13,865	$44,112	$(7,404)	$36,708
Securities, AFS	(60)	(36)	(96)	(118)	(77)	(195)
Securities, FHLB Stock	154	73	227	398	(53)	345
Interest-bearing deposits	1,001	(1,052)	(51)	1,442	(2,001)	(559)
Total interest-earning assets	20,079	(6,134)	13,945	45,834	(9,535)	36,299
Interest-Bearing Liabilities
Deposits:
Transaction accounts	5,370	(1,318)	4,052	9,491	(2,519)	6,972
Money market & savings	1,573	(500)	1,073	3,474	(1,036)	2,438
Time	2,583	(3,575)	(992)	10,143	(7,277)	2,866
Total interest-bearing deposits	9,526	(5,393)	4,133	23,108	(10,832)	12,276
Sub debt	2,038	(197)	1,841	4,294	(1,237)	3,057
Borrowings	2,035	34	2,069	3,863	315	4,178
Total interest-bearing liabilities	13,599	(5,556)	8,043	31,265	(11,754)	19,511
Net interest income / margin	$6,480	$(578)	$5,902	$14,569	$2,219	$16,788

Northpointe Bancshares, Inc.

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
For the three months ended June 30, 2026, the total provision (including both loans and unfunded commitments) for credit losses was an expense of $210,000, as compared to expense of $583,000 for the same period in 2025. The provision for credit losses for the three months ended June 30, 2026 reflected net charge-offs of $528,000 and a $264,000 decrease in allowance for credit losses, which was primarily attributable to lower levels of non-performing loans and continued change in loan mix, partially offset by slightly higher loss rates from the economic forecasts used in the credit models. The provision for credit losses for the three months ended June 30, 2025 reflected net charge-offs of $488,000 and a $60,000 increase in allowance for credit losses primarily attributable to continued growth.
For the six months ended June 30, 2026, the total provision (including both loans and unfunded commitments) for credit losses was a benefit of $235,000, as compared to expense of $1.9 million for the same period in 2025. The provision for credit losses for the six months ended June 30, 2026 reflected net charge-offs of $794,000 and a $1.0 million decrease in allowance for credit losses primarily attributable to lower delinquent loans and continued run-off in the construction loan portfolio. The provision for credit losses for the six months ended June 30, 2025, reflected net charge-offs of $747,000 and a $1.2 million increase in allowance for credit losses primarily attributable to continued growth in the portfolio and credit migration trends.
Noninterest Income
The following table presents the major components of our noninterest income for the three and six month periods ended June 30, 2026 and 2025:

(Dollars in thousands) Noninterest Income	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Service charges on deposits and other fees	$315	$239	$76	31.8%
Loan servicing fees	2,268	1,525	743	48.7%
MPP fees	2,306	1,355	951	70.2%
Net gain on sale of loans	17,046	19,351	(2,305)	(11.9)%
Other noninterest income	(41)	(32)	(9)	28.1%
	$21,894	$22,438	$(544)	(2.4)%

(Dollars in thousands) Noninterest Income	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Service charges on deposits and other fees	$579	$419	$160	38.2%
Loan servicing fees	5,816	2,520	3,296	130.8%
MPP fees	4,276	2,496	1,780	71.3%
Net gain on sale of loans	33,592	37,938	(4,346)	(11.5)%
Other noninterest income	(224)	1,939	(2,163)	(111.6)%
	$44,039	$45,312	$(1,273)	(2.8)%
For the three months ended June 30, 2026, noninterest income was $21.9 million, a decrease of $544,000 compared to the same period in 2025, driven primarily by lower net gain on sale of loans and other noninterest income, partially offset by higher loan servicing and MPP fees. For the six months ended June 30, 2026, noninterest income was $44.0 million, a decrease of

Northpointe Bancshares, Inc.

$1.3 million compared to the same period in 2025, driven primarily by lower net gain on sale of loans and other noninterest income, partially offset by higher loan servicing and MPP fees.
The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three and six month periods ended June 30, 2026 and 2025:

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Fees on servicing	$2,388	$1,827	$561	30.7%
Change in fair value of MSRs (1)	(120)	(302)	182	(60.3)%
	$2,268	$1,525	$743	48.7%

(1) Includes change in fair value and paid in full MSRs.

(Dollars in thousands) Loan Servicing Fees	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Fees on servicing	$4,614	$3,529	$1,085	30.7%
Change in fair value of MSRs (1)	1,202	(1,009)	2,211	(219.1)%
	$5,816	$2,520	$3,296	130.8%

(1) Includes change in fair value and paid in full MSRs.
For the three months ended June 30, 2026, loan servicing fees increased by $743,000 compared to the same period in 2025. For the six months ended June 30, 2026, loan servicing fees increased by $3.3 million compared to the same period in 2025. The increase from both comparable periods was driven primarily by changes in fair value on MSRs, consistent with the increase in market rates, and higher fees on servicing from the increase in volume of loans serviced for others.
For the three months ended June 30, 2026, MPP fees increased by $951,000 compared to the same period in 2025. For the six months ended June 30, 2026, MPP fees increased by $1.8 million compared to the same period in 2025. The increase from both comparable periods reflects both higher levels of funded loans and participations in the MPP business.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Capitalized MSRs	$2,750	$902	$1,848	204.9%
Change in fair value of loans (1)	2,706	3,340	(634)	(19.0)%
Gain on sale of loans, net (2)	11,590	15,109	(3,519)	(23.3)%
	$17,046	$19,351	$(2,305)	(11.9)%

Total net gain on sale of loans	$17,046	$19,351	$(2,305)	(11.9)%
Remove: change in fair value of loans HFI and LRA	(657)	(1,812)	1,155	(63.7)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$16,389	$17,539	$(1,150)	(6.6)%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.

Northpointe Bancshares, Inc.

(Dollars in thousands) Net Gain on Sale of Loans	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Capitalized MSRs	$4,988	$1,968	$3,020	153.5%
Change in fair value of loans (1)	(818)	8,018	(8,836)	(110.2)%
Gain on sale of loans, net (2)	29,422	27,952	1,470	5.3%
	$33,592	$37,938	$(4,346)	(11.5)%

Total net gain on sale of loans	$33,592	$37,938	$(4,346)	(11.5)%
Less: change in fair value of loans HFI and LRA	564	(5,509)	6,073	(110.2)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$34,156	$32,429	$1,727	5.3%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.

For the three months ended June 30, 2026, net gain on sale of loans decreased by $2.3 million, as compared to the same period in 2025. Net gain on sale of loans in the three months ended June 30, 2026 included a gain totaling $657,000 from the combined change in fair value of loans HFI and LRA, both attributable to the change in market interest rates. For the three months ended June 30, 2025, the combined change in fair value of loans HFI and LRA was a gain totaling $1.8 million, attributable to the change in market interest rates. Excluding these items, net gain on sale of loans was $16.4 million for the three months ended June 30, 2026, down $1.1 million from $17.5 million for the three months ended June 30, 2025. This decrease was driven primarily by lower gain on sale margins, partially offset by higher saleable residential mortgage rate lock commitments.
For the six months ended June 30, 2026, net gain on sale of loans decreased by $4.3 million, as compared to the same period in 2025. Net gain on sale of loans in the six months ended June 30, 2026 included a loss totaling $564,000 from the combined change in fair value of loans HFI and LRA, both attributable to the change in market interest rates. For the six months ended June 30, 2025, the combined change in fair value of loans HFI and LRA was a gain totaling $5.5 million, attributable to the change in market interest rates. Excluding these items, net gain on sale of loans was $34.2 million for the six months ended June 30, 2026, up $1.7 million from $32.4 million for the six months ended June 30, 2025. This increase was driven primarily by higher saleable residential mortgage rate lock commitments.
For the six months ended June 30, 2026, other noninterest income decreased by $2.2 million, as compared to the same period in 2025, as the Company recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances during the six months ended June 30, 2025, and did not have any such debt extinguishment gain or loss for the same period in 2026.

Northpointe Bancshares, Inc.

Noninterest Expense
The following tables present the major components of our noninterest expense for the three and six month periods ended June 30, 2026 and 2025:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and employee benefits	25,026	22,234	$2,792	12.6%
Occupancy and equipment	744	918	(174)	(19.0)%
Data processing expense	2,521	2,155	366	17.0%
Professional fees	1,362	1,793	(431)	(24.0)%
Other taxes and insurance	1,987	1,190	797	67.0%
Other	3,579	3,432	147	4.3%
	$35,219	$31,722	$3,497	11.0%

(Dollars in thousands) Noninterest Expense	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and employee benefits	49,379	42,677	$6,702	15.7%
Occupancy and equipment	1,565	1,890	(325)	(17.2)%
Data processing expense	4,870	4,262	608	14.3%
Professional fees	2,680	3,021	(341)	(11.3)%
Other taxes and insurance	4,224	2,977	1,247	41.9%
Other	6,937	6,267	670	10.7%
	$69,655	$61,094	$8,561	14.0%
For the three months ended June 30, 2026, noninterest expense was $35.2 million, an increase of $3.5 million, compared to the same period in 2025. For the six months ended June 30, 2026, noninterest expense was $69.7 million, an increase of $8.6 million, compared to the same period in 2025. These increase are explained further in the proceeding tables and commentary below.
The tables below identifies the primary components of salaries and benefits expense for the three and six month periods ended June 30, 2026 and 2025:

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and other compensation	$8,827	$7,679	$1,148	14.9%
Salary deferral from loan origination	(1,203)	(991)	(212)	21.4%
Bonus and incentive compensation	4,274	3,564	710	19.9%
MPP - variable compensation	1,536	1,058	478	45.2%
Mortgage production - variable compensation	8,259	7,730	529	6.8%
Employee benefits	3,333	3,194	139	4.4%
Total salaries and employee benefits	$25,026	$22,234	$2,792	12.6%

Northpointe Bancshares, Inc.

(Dollars in thousands) Salaries and Employee Benefits	For the Six Months Ended June 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and other compensation	$17,399	$15,667	$1,732	11.1%
Salary deferral from loan origination	(2,264)	(1,959)	(305)	15.6%
Bonus and incentive compensation	8,874	7,206	1,668	23.1%
MPP - variable compensation	3,025	1,676	1,349	80.5%
Mortgage production - variable compensation	15,300	13,788	1,512	11.0%
Employee benefits	7,045	6,299	746	11.8%
Total salaries and employee benefits	$49,379	$42,677	$6,702	15.7%
For the three months ended June 30, 2026, salaries and employee benefits increased by $2.8 million, compared to the same period in 2025. For the six months ended June 30, 2026, salaries and employee benefits increased by $6.7 million compared to the same period in 2025. The increases from both comparable periods were driven primarily by higher salaries and other compensation as the Company enhanced its compliance, risk and information technology areas after going public early in 2025. Bonus and incentive compensation, and compensation tied to both MPP and mortgage production, are variable expenses, which increased based on the improvement in financial performance over the same relative periods.
For the three months ended June 30, 2026, other taxes and insurance increased by $797,000 compared to same period in 2025. For the six months ended June 30, 2026, other taxes and insurance increased by $1.2 million compared to same period in 2025. The increases from both comparable periods were driven primarily by higher FDIC assessment expense, which fluctuates with changes in assets, wholesale funding mix and utilization of capital.
For the six months ended June 30, 2026, other non-interest expense increased by $670,000 compared to the same period in 2025. This increase was driven primarily by additional expenses associated with the Company’s private label outsourcing of its non-specialized mortgage servicing to a scaled sub-servicer.
Income Tax Expense
For the three months ended June 30, 2026, total income tax expense was $7.1 million, as compared to $6.3 million for the same period in 2025. For the six months ended June 30, 2026, total income tax expense was $14.4 million, as compared to $11.7 million for the same period in 2025. The effective tax rate was 24.72% for both the three and six months ended June 30, 2026, as compared to 23.67% for both the three and six months ended June 30, 2025, reflecting additional income tax expense related to non-deductible compensation tax rules for publicly traded companies. On its second quarter 2026 earnings call, the Company discussed it was exploring opportunities to purchase investment tax credits, which could help lower the overall effective tax rate in 2026.
Preferred Stock Dividends
For the three months ended June 30, 2026, preferred stock dividends totaled $453,000, as compared to $2.3 million for the same period in 2025. For the six months ended June 30, 2026, preferred stock dividends totaled $906,000, as compared to $4.5 million for the same period in 2025. This decrease from both comparable periods was due to the redemption of the remaining 77,000 shares of our Series A Preferred Stock which occurred during the fourth quarter of 2025.
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

Northpointe Bancshares, Inc.

Our reported segments and the financial information disclosed in the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported operating segment financial information.
The following tables present our reported segment results for the three and six month periods ended June 30, 2026 and 2025:

(Dollars in thousands)	As of or for the Three Months Ended June 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$46,033	$61,005	$107,038	$47,976	$45,117	$93,093
Interest expense	(64,616)	—	(64,616)	(56,573)	—	(56,573)
Funds transfer pricing	39,092	(39,092)	—	30,020	(30,020)	—
Net interest income	20,509	21,913	42,422	21,423	15,097	36,520
Provision (benefit) for credit losses	179	31	210	414	169	583
Net income after provision	20,330	21,882	42,212	21,009	14,928	35,937
Noninterest income (1)	19,588	2,306	21,894	21,083	1,355	22,438
Salaries and employee benefits	(22,459)	(2,567)	(25,026)	(20,483)	(1,751)	(22,234)
Occupancy and equipment	(728)	(16)	(744)	(731)	(187)	(918)
Other noninterest expense (2)	(9,217)	(232)	(9,449)	(8,521)	(49)	(8,570)
Noninterest expense	(32,404)	(2,815)	(35,219)	(29,735)	(1,987)	(31,722)
Expense allocation (3)	1,462	(1,462)	—	1,321	(1,321)	—
Net income before taxes	8,976	19,911	28,887	13,678	12,975	26,653
Income tax expense	(2,219)	(4,922)	(7,141)	(3,238)	(3,071)	(6,309)
Net income before preferred dividends	$6,757	$14,989	$21,746	$10,440	$9,904	$20,344
Average balance sheet assets	$3,561,045	$3,855,812	$7,416,857	$3,551,528	$2,558,877	$6,110,405
Period end assets	$3,592,030	$3,937,921	$7,529,951	$3,539,226	$2,891,668	$6,430,894
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

Northpointe Bancshares, Inc.

(Dollars in thousands)	As of or for the Six Months Ended June 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$91,740	$116,802	$208,542	$95,438	$76,805	$172,243
Interest expense	(124,845)	—	(124,845)	(105,334)	—	(105,334)
Funds transfer pricing	73,540	(73,540)	—	50,786	(50,786)	—
Net interest income	40,435	43,262	83,697	40,890	26,019	66,909
Provision (benefit) for credit losses	(440)	205	(235)	1,405	472	1,877
Net income after provision	40,875	43,057	83,932	39,485	25,547	65,032
Noninterest income (1)	39,763	4,276	44,039	42,816	2,496	45,312
Salaries and employee benefits	(44,084)	(5,295)	(49,379)	(39,413)	(3,264)	(42,677)
Occupancy and equipment	(1,530)	(35)	(1,565)	(1,851)	(39)	(1,890)
Other noninterest expense (2)	(18,333)	(378)	(18,711)	(16,196)	(331)	(16,527)
Noninterest expense	(63,947)	(5,708)	(69,655)	(57,460)	(3,634)	(61,094)
Expense allocation (3)	2,949	(2,949)	—	2,474	(2,474)	—
Net income before taxes	19,640	38,676	58,316	27,315	21,935	49,250
Income tax expense	(4,854)	(9,561)	(14,415)	(6,466)	(5,192)	(11,658)
Net income before preferred dividends	$14,786	$29,115	$43,901	$20,849	$16,743	$37,592
Average balance sheet assets	$3,574,871	$3,645,604	$7,220,475	$3,552,020	$2,179,240	$5,731,260
Period end assets	$3,592,030	$3,937,921	$7,529,951	$3,539,226	$2,891,668	$6,430,894

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

MPP
For the three months ended June 30, 2026, our MPP segment reported net income before preferred dividends of $15.0 million, an increase of $5.1 million, or 51.3%, over the $9.9 million reported for the same period in 2025. This increase was driven primarily by a 50.7% increase in average balances which drove higher net interest income and fees. For the six months ended June 30, 2026, our MPP segment reported net income before preferred dividends of $29.1 million, an increase of $12.4 million, or 73.9%, over the $16.7 million reported for the same period in 2025. This increase was driven primarily by a 67.3% increase in average balances which drove higher net interest income and fees. The increase in average balances in both comparable periods reflects strong growth in MPP facilities from new customer acquisition and market share gains, along with increased balances from existing customers.
Retail Banking
For the three months ended June 30, 2026, our Retail Banking segment reported net income before preferred dividends of $6.8 million, a decrease of $3.7 million, or 35.3%, from the $10.4 million reported for the same period in 2025. This decrease was driven primarily by higher noninterest expense, particularly salaries and employee benefits, and lower non-interest income, along with a decrease in net interest income. For the six months ended June 30, 2026, our Retail Banking segment reported net income before preferred dividends of $14.8 million, a decrease of $6.1 million, or 29.1%, from the $20.8 million reported for the same period in 2025. This decrease was driven primarily by higher noninterest expense, particularly salaries and employee benefits, and lower non-interest income.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at June 30, 2026 and December 31, 2025:

	June 30,	December 31,	$ Increase (Decrease)	% Change
(Dollars in thousands)	2026	2025
BALANCE SHEET DATA
Total assets	$7,529,951	$7,022,825	$507,126	7.2%
Cash and cash equivalents	538,359	496,459	41,900	8.4%
Equity and debt securities	6,213	6,085	128	2.1%
FHLB stock	76,099	80,109	(4,010)	(5.0)%
Loans HFI and loans held for sale, net	6,782,713	6,320,305	462,408	7.3%
Deposits	5,233,315	4,869,667	363,648	7.5%
Borrowings	1,512,500	1,439,500	73,000	5.1%
Subordinated debentures	116,955	96,915	20,040	20.7%
Total equity capital	611,648	569,042	42,606	7.5%

Total Assets
Total assets were $7.53 billion at June 30, 2026 compared to $7.02 billion at December 31, 2025. This $507.1 million increase in total assets was driven primarily by higher loan balances, including loans HFI and loans held for sale, which increased by $462.4 million over the prior year end period.
Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs, as of the dates indicated:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$8,271	0.12%	$17,430	0.28%
All-in-One (AIO)(1)	797,232	11.74%	732,583	11.57%
Other consumer / home equity(1)	48,126	0.71%	55,550	0.88%
Residential mortgage(2)	1,668,169	24.56%	1,775,507	28.05%
Commercial	20,439	0.30%	15,521	0.25%
MPP	3,937,921	57.98%	3,424,936	54.10%
Total loans HFI	6,480,158	95.41%	6,021,527	95.12%
Loans held for sale	311,991	4.59%	309,213	4.88%
Total gross loans (HFI and HFS)	$6,792,149	100.00%	$6,330,740	100.00%
_____________________
(1)AIO and other consumer / home equity are aggregated into home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential mortgage loans consist of closed end first liens, closed end second liens, and land development loans.
Our loan portfolio includes both loans HFI and loans held for sale. Our loans HFI portfolio comprises 95% of our total gross loans.
Our MPP business offers facilities to independent mortgage banking companies located nationwide. These are floating rate, short term advances that are collateralized by one-to-four family mortgage loans that our mortgage bankers are preparing

Northpointe Bancshares, Inc.

to be delivered to the secondary mortgage market. In most cases, these mortgage loans sit in our mortgage banking client’s facility for less than 30 days after the loan is purchased.
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at June 30, 2026 were first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, home equity lines of credit (non-AIO), and commercial loans, which combined represented less than approximately 1% of the overall loan portfolio as of June 30, 2026.
At June 30, 2026, our total loans net of allowance for credit losses including loans held for sale was $6.78 billion, as compared to $6.33 billion on December 31, 2025. This increase of $462.4 million since year end 2025 was driven primarily by the strong growth in MPP balances, which increased by $513.0 million, reflecting the strength of scalable technology, long-standing strong relationships built by account executives since inception, as well as our ability to capitalize on recent market disruption within the business line. Another key driver of our overall loan growth is growth in our AIO loans, which increased by $64.6 million to $797.2 million at June 30, 2026 from $732.6 million at December 31, 2025.
As of June 30, 2026, residential mortgage comprised 24.56% of our total loan portfolio compared to 57.98% for MPP and 11.74% for AIO loans. As of December 31, 2025, residential mortgage comprised 28.05% of our total loan portfolio compared to 54.10% for MPP and 11.57% for AIO loans. The reduction in residential mortgage loans as a percentage of total loans reflects normal amortization and pay-offs, as we continue to focus on growing our two main portfolios, AIO and MPP. Outside of these two portfolios, no other significant loans are being added to the loans HFI portfolio. While MPP represents a significant and growing portion of our loan portfolio, management actively monitors concentration risk, liquidity characteristics, and counterparty exposure associated with this business line.
Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at June 30, 2026 and December 31, 2025:
Contractual Loan Maturities as of June 30, 2026

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$798	$—	$—	$—	$—	$—	$7,319	$154	$8,271
All-in-One (AIO)(1)	—	—	—	—	—	—	—	797,232	797,232
Other consumer / home equity(1)	—	—	—	—	—	190	—	47,936	48,126
Residential mortgage(2)	21	31	552	202	13,378	12,231	370,530	1,271,224	1,668,169
Commercial	164	20,000	252	—	23	—	—	—	20,439
MPP	—	3,937,921	—	—	—	—	—	—	3,937,921
Total loans HFI	983	3,957,952	804	202	13,401	12,421	377,849	2,116,546	6,480,158
Retail loans held for sale	—	—	—	—	1,539	—	38,251	272,201	311,991
Total gross loans (HFI and HFS)	$983	$3,957,952	$804	$202	$14,940	$12,421	$416,100	$2,388,747	$6,792,149
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
As of June 30, 2026, 58.3% of our total loan portfolio had a contractual maturity of less than one year, up from 54.4% at December 31, 2025. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking client’s facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of June 30, 2026, 41.3% of total loans had contractual maturities of longer than 15 years, compared to 45.1% at December 31, 2025. Within our two largest categories of long duration loans as of June 30, 2026, 77.0% of residential mortgage and 100% of our AIO loans were floating rate.

Northpointe Bancshares, Inc.

Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans HFI and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans(1):
Commercial	226	243
Construction	1,161	1,176
Land development	4,170	4,573
Home equity lines of credit	12,168	13,784
First lien mortgage	35,003	34,974
First lien mortgage wholly or partially guaranteed by the U.S Government	25,073	25,708
Junior lien mortgage	2,160	1,556
MPP	—	—
	79,961	82,014
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	—	1,329
Land development	—	—
Home equity lines of credit	—	588
First lien mortgage	1,914	4,480
First lien mortgage wholly or partially guaranteed by the U.S Government	1,598	2,554
Junior lien mortgage	218	—
MPP	—	—
	3,730	8,951
Total nonperforming loans	83,691	90,965
Other real estate owned	2,980	1,720
Total nonperforming assets	$86,671	$92,685
Nonaccrual loans to total loans	1.18%	1.30%
Nonperforming loans to total loans	1.23%	1.44%
Nonperforming assets to total assets	1.15%	1.32%
Allowance for credit losses to nonaccrual loans	11.80%	12.72%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.81%	0.89%
Nonperforming loans to total loans	0.84%	0.99%
Nonperforming assets to total assets	0.80%	0.92%
Allowance for credit losses to nonaccrual loans	17.19%	18.53%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).
At June 30, 2026, nonperforming assets were $86.7 million compared to $92.7 million at December 31, 2025. Nonperforming assets as a percent of total assets decreased to 1.15% at June 30, 2026, compared to 1.32% at December 31, 2025, reflecting the decrease in nonperforming assets and the growth in our MPP portfolio which does not have any non-performing assets.
A material portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans. Excluding

Northpointe Bancshares, Inc.

the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets decreased to 0.80% at June 30, 2026, compared to 0.92% at December 31, 2025. At June 30, 2026, approximately 32% of our nonperforming loans have a form of government guarantee.
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

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Commercial	$57	0.6%	$61	0.6%
Construction	231	2.4%	668	6.4%
Land development	1,169	12.4%	1,386	13.3%
Home equity lines of credit	2,001	21.2%	1,978	19.0%
First lien mortgage	2,698	28.6%	3,048	29.2%
Junior lien mortgage	1,392	14.8%	1,608	15.4%
MPP	1,575	16.7%	1,370	13.1%
	9,123	96.7%	10,119	97.0%
Individually evaluated for impairment	313	3.3%	311	3.0%
Unallocated	—	—%	5	—%
	313	3.3%	316	3.0%
Total allowance for credit losses	$9,436	100.0%	$10,435	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

(Dollars in thousands)	For the Three Months Ended
	June 30, 2026		June 30, 2025
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$6,480,158		$5,496,806
Loans HFI (excluding fair value loans)	$6,314,570		$5,321,736
Beginning allowance for credit losses	$9,700		$12,315
Net charge-offs (recoveries):
Commercial	(2)	-0.02%	(3)	-0.97%
Construction	28	0.30%	—	0.00%
Land development	—	0.00%	—	0.00%
Home equity lines of credit	98	0.01%	229	0.12%
First lien mortgage	289	0.02%	262	0.06%
Junior lien mortgage	115	0.17%	—	0.00%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	528		488
Provision for credit losses	264		548
Ending allowance for credit losses	$9,436		$12,375

Allowance for credit losses to loans HFI	0.15%		0.23%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.15%		0.23%
Net charge-offs (recoveries) to average loans	0.03%		0.04%

(1) Net charge-offs annualized for interim period.

Northpointe Bancshares, Inc.

(Dollars in thousands)	For the Six Months Ended
	June 30, 2026		June 30, 2025
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$6,480,158		$5,496,806
Loans HFI (excluding fair value loans)	$6,314,570		$5,321,736
Beginning allowance for credit losses	$10,435		$11,190
Net charge-offs (recoveries):
Commercial	(113)	-0.76%	(7)	-0.33%
Construction	51	0.39%	2	0.01%
Land development	14	0.01%	—	0.00%
Home equity lines of credit	302	0.04%	269	0.07%
First lien mortgage	416	0.02%	433	0.05%
Junior lien mortgage	124	0.18%	50	0.13%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	794		747
Provision (benefit) for credit losses	(205)		1,932
Ending allowance for credit losses	$9,436		$12,375

Allowance for credit losses to loans HFI	0.15%		0.23%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.15%		0.23%
Net charge-offs (recoveries) to average loans	0.02%		0.03%

(1) Net charge-offs annualized for interim period.

The allowance for credit losses was 0.15% of total loans at June 30, 2026, as compared to 0.17% as of December 31, 2025. This ratio includes MPP balances, which carry significantly lower reserves given the lack of loss history, and fair value loans, which are reserved for outside of the estimation of the ACL.
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
Our ACL, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.03% for the three months ended June 30, 2026 and 0.02% for the six months ended June 30, 2026 compared to 0.04% and 0.03%, respectively, for the same periods in 2025.

Northpointe Bancshares, Inc.

Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold our liquidity in cash or cash equivalents. At June 30, 2026, debt securities totaled $4.9 million, or 0.06%, of total assets compared to $4.7 million, or 0.07%, at December 31, 2025.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	June 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$4,880	100.0%	$4,738	100.0%
Total available for sale securities	4,880	100.0%	4,738	100.0%
Total investment securities	$4,880	100.0%	$4,738	100.0%
The following tables present the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

June 30, 2026	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
Total available for sale securities	—	—	—	—	5,000	4.00%	—	—	5,000	4.00%
Total investment securities	—	—	—	—	$5,000	4.00%	—	—	$5,000	4.00%
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
Deposits
Deposits are the primary source of funding for our business operations. At June 30, 2026, total deposits were $5.23 billion, as compared to $4.87 billion at December 31, 2025. This $363.6 million increase in deposits from year end 2025 was driven primarily by strong growth in interest bearing demand and time deposits.

Northpointe Bancshares, Inc.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the Six Months Ended			For the Year Ended
(Dollars in thousands)	June 30, 2026			December 31, 2025
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$297,216	0.00%	6%	$234,109	0.00%	5%
Interest bearing demand	1,188,416	3.96%	24%	865,349	4.34%	20%
Savings & money market	512,848	3.46%	10%	379,012	3.79%	9%
Time	3,038,629	3.98%	60%	2,856,257	4.37%	66%
Total deposits	$5,037,109	3.69%	100%	$4,334,727	4.08%	100%
The following tables set forth the maturity of time deposits for the period ending indicated:

(Dollars in thousands)
June 30, 2026	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,656,099	$50,000	$—	$37,331	$2,743,430
All other CDs	203,851	72,926	58,535	59,425	394,737
Total time deposits	$2,859,950	$122,926	$58,535	$96,756	$3,138,167

(Dollars in thousands)
December 31, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,299,112	$250,000	$50,000	$37,330	$2,636,442
All other CDs	110,431	73,964	114,696	70,571	369,662
Total time deposits	$2,409,543	$323,964	$164,696	$107,901	$3,006,104
Total uninsured deposits were $374.3 million at June 30, 2026 and $379.0 million at December 31, 2025.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at June 30, 2026:

(Dollars in thousands)	June 30, 2026
3 months or less	$39,801
Over 3 through 6 months	22,773
Over 6 through 12 months	11,715
Over 12 months	2,859
Total:	$77,148
Borrowings
Another key source of our funding is collateralized borrowings from the FHLB. At June 30, 2026, total FHLB borrowings were $1.43 billion, compared to $1.42 billion at December 31, 2025. At June 30, 2026, we had $1.56 billion in additional borrowing capacity at the FHLB. We had no outstanding short-term borrowings on our line of credit with the FHLB at June 30, 2026 or December 31, 2025. We also make use of other overnight borrowings, and had $85.0 million in overnight borrowings at June 30, 2026, compared to no similar borrowings at December 31, 2025.

Northpointe Bancshares, Inc.

The following table is a summary of our outstanding FHLB advances for the periods indicated:

	As of or For The Six Months Ended	As of or For The Year Ended
(Dollars in thousands)	June 30, 2026	December 31, 2025
Period ending balance	$1,427,500	$1,422,500
Average balance during period	1,414,595	1,238,417
Maximum outstanding at any month end	1,451,496	1,422,500
Weighted average rate paid	3.91%	3.91%
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At June 30, 2026, we had $115.0 million in outstanding subordinated debenture notes, which is detailed in the table below and described further in Note 9 to the consolidated financial statements included within this report. On March 12, 2026, we issued $20.0 million in additional subordinated debenture notes.
At December 31, 2025, we had $95.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2024 and one in 2025.
At both June 30, 2026 and December 31, 2025, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, but callable on June 17, 2026.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of June 30, 2026
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Fixed to floating due 2036	March 12, 2026	20,000	7.50% (fixed)	March 15, 2031	March 15, 2036
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.79% (3 mo SOFR + 2.79)%	September 17, 2026	March 17, 2034
		120,000
Unamortized issuance costs		(3,045)
		$116,955

Northpointe Bancshares, Inc.

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.70% (3 mo SOFR + 2.79)%	March 17, 2026	March 17, 2034
		100,000
Unamortized issuance costs		(3,085)
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
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At June 30, 2026, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of June 30, 2026
Total capital to RWA	$740,585	11.62%	$509,737	8.00%	N/A	N/A
Tier 1 capital to RWA	$615,819	9.66%	$382,303	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$585,841	9.19%	$286,727	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$615,819	8.30%	$296,638	4.00%	N/A	N/A
As of December 31, 2025
Total capital to RWA	$678,300	11.47%	$473,290	8.00%	N/A	N/A
Tier 1 capital to RWA	$574,967	9.72%	$354,968	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$574,967	8.24%	$279,168	4.00%	N/A	N/A
Northpointe Bank
As of June 30, 2026
Total capital to RWA	$717,233	11.26%	$509,689	8.00%	$637,111	10.00%
Tier 1 capital to RWA	$707,467	11.10%	$382,266	6.00%	$509,689	8.00%
Common Equity Tier 1 to RWA	$707,467	11.10%	$286,700	4.50%	$414,122	6.50%
Tier 1 capital to average assets (leverage)	$707,467	9.54%	$296,604	4.00%	$370,755	5.00%
As of December 31, 2025
Total capital to RWA	$671,588	11.35%	$473,290	8.00%	$591,585	10.00%
Tier 1 capital to RWA	$663,255	11.21%	$354,951	6.00%	$473,268	8.00%
Common Equity Tier 1 to RWA	$663,255	11.21%	$266,213	4.50%	$384,530	6.50%
Tier 1 capital to average assets (leverage)	$663,255	9.50%	$279,158	4.00%	$348,947	5.00%

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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to fund loans HFI	$2,927,964	$4,161,523
Unused Commitments	405,616	371,034

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at June 30, 2026 and December 31, 2025 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
June 30, 2026	-7.42%	-3.60%	4.15%	8.24%
December 31, 2025	-7.71%	-3.80%	4.03%	8.13%
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

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
June 30, 2026	-0.15%	0.36%	-0.44%	-1.43%
December 31, 2025	-0.90%	0.06%	-0.32%	-0.87%
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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

We made no unregistered sales of equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the second quarter of 2026. The Company has no publicly announced repurchase plans or programs. The Company did not sell any unregistered securities during the quarter ended June 30, 2026.

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d ) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (dollars in 000s)

April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	—	—	—
June 1 - June 30, 2026	—	—	—	—
Total for Second Quarter ended June 30, 2026	—	$—	—	$—

Northpointe Bancshares, Inc.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the second quarter of 2026, none of our other directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

Date: August 13, 2026