Form 10-Q
period 2026-09-30
NORTHPOINTE BANCSHARES INC
filed 2026-11-12
CIK 1336706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 12, 2026, there were 34,581,842 shares of the registrant’s Common Stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on management's beliefs, assumptions, current expectations, estimates and projections regarding, among other things, the financial services industry, the economy, and Northpointe Bancshares, Inc. (“Northpointe” or the “Company”), the Company’s financial condition, results of operations, business plans and future performance. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “could”, “may”, “should”, “will”, “is likely”, or is “possible” or “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “concern”, “going forward”, “focus”, “starting”, “initiative,” “trend” and variations of such words and similar expressions.
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
•weakness in the real estate market, including the secondary residential mortgage market, and changes in the programs, practices or financial condition of Fannie Mae, Freddie Mac, Ginnie Mae or other purchasers or guarantors of mortgage loans, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, the availability and pricing of mortgage financing, our ability to sell mortgage loans, profits on sales of mortgage loans, and the value of mortgage servicing rights;
•credit and lending risks associated with our loan portfolios;
•risks associated with our Mortgage Purchase Program (“MPP”), including the financial condition and performance of participating mortgage bankers, changes in mortgage origination volumes, the ability of mortgage bankers to sell mortgage loans into the secondary market on a timely basis, increases in the time loans remain outstanding under MPP facilities, and our ability to manage counterparty, concentration, liquidity and credit risks associated with the MPP business;
•negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated or rising interest rates and increased competition and regulation, changes in the scope or composition of our mortgage banking operations, including as a result of the proposed sale of our distributed retail and consumer direct mortgage origination channels, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
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
•risks associated with our common stock repurchase program, including the timing and amount of any repurchases, the possibility that we may not repurchase the full amount authorized under the program, the availability of capital and liquidity to fund repurchases, market conditions and the market price of our common stock, and the impact of any repurchases on our capital levels and ability to pursue other strategic objectives;
•the concentration of our business within our geographic areas of operation;
•our ability to manage our growth;
•our ability to increase our operating efficiency;
•significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
•risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits, including risks associated with our use of brokered deposits and other wholesale funding sources, changes in depositor behavior and increased competition for deposits;
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
•risks associated with the proposed sale of our distributed retail and consumer direct mortgage origination channels to CMG Mortgage Inc. and its affiliates (“CMG”), including the risk that the transaction may not be completed on the anticipated timeline or at all, the failure to satisfy closing conditions, the occurrence of events that could give rise to termination of the definitive agreement, the diversion of management’s attention from ongoing business operations, disruption to customer, employee and other business relationships, difficulties in retaining employees through the completion of the transaction, the amount and timing of restructuring and other transaction-related charges, the possibility that actual cost savings may be less than anticipated or may take longer to realize than expected, and other unanticipated costs, liabilities or consequences arising from or relating to the transaction;
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

Northpointe Bancshares, Inc.
Item 1. Financial Statements
Consolidated Balance Sheets
September 30, 2026 and December 31, 2025
(unaudited)
(Dollars in thousands)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$489,901	$496,459
Equity securities	1,283	1,347
Debt securities available for sale	4,858	4,738
Federal Home Loan Bank ("FHLB") stock	77,207	80,109
Loans held for sale, at fair value	173,047	309,213
Total loans held for investment (“HFI”) - ($151,455 and $178,578 at fair value at September 30, 2026 and December 31, 2025, respectively)	6,793,691	6,021,527
Allowance for credit losses	(9,960)	(10,435)
Net loans	6,783,731	6,011,092
Mortgage servicing rights, at fair value	31,040	17,048
Intangible assets, net	1,074	1,513
Premises and equipment	26,694	27,571
Lender risk account	27,350	30,446
Other assets	50,427	43,289
Total Assets	$7,666,612	$7,022,825
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest-bearing	$294,330	$275,974
Interest-bearing	5,149,429	4,593,693
Total deposits	5,443,759	4,869,667
Borrowings	1,427,500	1,439,500
Subordinated debentures	112,038	91,915
Subordinated debentures issued through trusts	5,000	5,000
Deferred tax liability	5,795	3,786
Other liabilities	47,831	43,915
Total Liabilities	7,041,923	6,453,783
Stockholders' Equity
Preferred Stock Non-Cumulative - No Par Value; 5,000,000 shares authorized
Series B - 25,000 shares issued and outstanding at September 30, 2026 and December 31, 2025 with a liquidation preference of $25,000
Common Stock - No Par Value
Authorized - 101,500,000; shares issued and outstanding - 34,581,842 and 34,494,116 shares at September 30, 2026 and December 31, 2025, respectively
Additional paid in capital	206,104	204,875
Retained earnings	418,692	364,366
Accumulated other comprehensive loss	(107)	(199)
Total Stockholders' Equity	624,689	569,042
Total Liabilities and Stockholders' Equity	$7,666,612	$7,022,825
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2026 and 2025
(unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income
Loans - including fees	$104,078	$94,044	$299,118	$252,376
Investment securities - taxable	82	87	199	399
FHLB stock - taxable	1,779	1,605	5,305	4,786
Interest bearing deposits	4,826	6,100	14,685	16,518
Total interest income	110,765	101,836	319,307	274,079
Interest Expense
Deposits	50,415	48,169	142,585	128,061
Subordinated debentures	2,420	679	7,041	2,244
Borrowings	14,275	12,657	42,330	36,534
Total interest expense	67,110	61,505	191,956	166,839
Net interest income	43,655	40,331	127,351	107,240
Provision (benefit) for credit losses	920	852	715	2,785
Provision (benefit) for unfunded commitments	(75)	(24)	(105)	(79)
Net interest income after provision (benefit) for credit losses and unfunded commitments	42,810	39,503	126,741	104,534
Noninterest income
Service charges on deposits and other fees	343	217	922	635
Loan servicing fees	7,589	1,117	13,405	3,637
Mortgage Purchase Program ("MPP") fees	2,188	1,457	6,465	3,952
Net gain on sale of loans	2,188	20,953	35,780	58,892
Other noninterest income (loss)	(46)	285	(271)	2,224
Total noninterest income	12,262	24,029	56,301	69,340
Noninterest expense
Salaries and employee benefits	21,909	24,336	71,288	67,012
Occupancy and equipment	726	811	2,291	2,701
Data processing expense	2,604	2,190	7,473	6,451
Professional fees	1,492	1,701	4,172	4,722
Other taxes and insurance	1,955	1,998	6,179	4,974
Other noninterest expense	7,365	3,322	14,302	9,590
Total noninterest expense	36,051	34,358	105,705	95,450
Income - before income taxes	19,021	29,174	77,337	78,424
Income tax expense	4,646	7,001	19,061	18,658
Net income	14,375	22,173	58,276	59,766
Preferred stock dividends	453	2,041	1,359	6,544
Net income available to common stockholders	$13,922	$20,132	$56,917	$53,222
Basic earnings per common share	$0.40	$0.58	$1.64	$1.61
Diluted earnings per share	$0.39	$0.57	$1.61	$1.58
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$14,375	$22,173	$58,276	$59,766
Other comprehensive income (loss)
Unrealized gains (losses):
Net change in unrealized gain (loss) on debt securities available for sale	(23)	(33)	120	177
Tax effect	(6)	(8)	28	42
Net change in unrealized gain (loss) on debt securities available for sale, net of tax	(17)	(25)	92	135
Less: reclassification adjustments:
Reclassifications for gains (losses) included in net income	—	—	—	—
Tax effect	—	—	—	—
Reclassifications for gains (losses) included in net income, net of tax	—	—	—	—
Total other comprehensive income (loss)	(17)	(25)	92	135
Comprehensive income	$14,358	$22,148	$58,368	$59,901
See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Preferred Stock, Series A Shares	Preferred Stock, Series B Shares	Common Stock, Number of Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance - July 1, 2025	77,000	25,000	34,364,659	$276,885	$327,556	$(164)	$604,277
Net income, three months	—	—	—	—	22,173	—	22,173
Other comprehensive income	—	—	—	—	—	(25)	(25)
Dividends declared ($0.025 per share)	—	—	—	—	(859)	—	(859)
Preferred stock dividends	—	—	—	—	(2,041)	—	(2,041)
Balance - September 30, 2025	77,000	25,000	34,364,659	$276,885	$346,829	$(189)	$623,525

Balance - July 1, 2026	—	25,000	34,581,842	$206,104	$405,634	$(90)	$611,648
Net income, three months	—	—	—	—	14,375	—	14,375
Other comprehensive income	—	—	—	—	—	(17)	(17)
Dividends declared ($0.025 per share)	—	—	—	—	(864)	—	(864)
Restricted stock units issued	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(453)	—	(453)
Balance - September 30, 2026	—	25,000	34,581,842	$206,104	$418,692	$(107)	$624,689

Balance - January 1, 2025	82,000	25,000	25,684,560	$166,847	$295,967	$(324)	$462,490
Net income, nine months	—	—	—	—	59,766	—	59,766
Other comprehensive income	—	—	—	—	—	135	135
Dividends declared ($0.075 per share)	—	—	—	—	(2,360)	—	(2,360)
Preferred stock - repurchase	(5,000)	—	—	(4,840)	—	—	(4,840)
Issuance of common stock, net	—	—	8,621,539	114,150	—	—	114,150
Restricted stock units issued	—	—	49,560	714	—	—	714
Stock options exercised	—	—	9,000	14	—	—	14
Preferred stock dividends	—	—	—	—	(6,544)	—	(6,544)
Balance - September 30, 2025	77,000	25,000	34,364,659	$276,885	$346,829	$(189)	$623,525

Balance - January 1, 2026	—	25,000	34,494,116	$204,875	$364,366	$(199)	$569,042
Net income, nine months	—	—	—	—	58,276	—	58,276
Other comprehensive income	—	—	—	—	—	92	92
Dividends declared ($0.075 per share)	—	—	—	—	(2,591)	—	(2,591)
Restricted stock units issued	—	—	87,726	1,229	—	—	1,229
Preferred stock dividends	—	—	—	—	(1,359)	—	(1,359)
Balance - September 30, 2026	—	25,000	34,581,842	$206,104	$418,692	$(107)	$624,689

See notes to consolidated financial statements.

Northpointe Bancshares, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$58,276	$59,766
Adjustments to reconcile consolidated net income to net cash and cash equivalents provided by operating activities:
Depreciation	1,753	1,891
Provision for credit losses	715	2,785
Provision (benefit) for unfunded commitments	(105)	(79)
Amortization of intangible asset	439	439
Amortization of debt issuance costs	247	270
Net gain on sale of loans	(35,780)	(58,892)
Proceeds from sales of loans held for sale	1,777,984	1,613,639
Origination of mortgage loans held for sale	(1,613,386)	(1,575,088)
Net gain on sale of other real estate	(143)	(170)
Net gain on sale of mortgage servicing rights	(77)	—
Write-down of other real estate	428	—
Net gain on extinguishment of debt	—	(2,048)
Change in fair value of mortgage servicing rights ("MSR")	(6,214)	1,919
Deferred tax expense (benefit)	1,981	(868)
Change in fair value of equity securities	64	(37)
Change in mortgage banking derivatives	(1,387)	143
Net change in:
Other assets	(5,095)	17,256
Other liabilities	4,678	11,626
Net cash and cash equivalents provided by operating activities	184,378	72,552
Cash Flows from Investing Activities
Purchase of FHLB stock	(2,795)	(10,535)
Redemption of FHLB stock	5,697	—
Proceeds from sale of available for sale debt securities	—	4,000
Purchase of seasoned AIO loans	(69,915)	—
Proceeds from sale of mortgage servicing rights	227	—
Purchase of mortgage servicing rights	—	(296)
Proceeds from sales of other real estate	739	3,321
Purchases of premises and equipment	(876)	(2,257)
Net increase in loans	(704,950)	(1,570,660)
Contributions to lender risk account ("LRA")	(882)	(958)
Proceeds from LRA	2,571	2,152
Net cash and cash equivalents used in investing activities	(770,184)	(1,575,233)
Cash Flows from Financing Activities
Net change in deposits	574,092	1,347,082
Cash dividends paid on common stock	(2,591)	(2,360)
Subordinated debt call and repayment	—	(15,000)
Subordinated debt issuance, net of costs	19,877	—
Advances of FHLB borrowings	1,335,000	837,500
Repayment of FHLB borrowings	(1,330,000)	(846,702)
Net change in other borrowings	(17,000)	121,534
Issuance of common stock, net	—	114,150
Preferred stock dividend	(1,359)	(6,482)
Preferred stock repurchase	—	(4,902)
Restricted stock units issuance	1,229	714
Proceeds from exercised stock options	—	14
Net cash and cash equivalents provided by financing activities	579,248	1,545,548
Net (decrease) increase in cash and cash equivalents	(6,558)	42,867
Cash and cash equivalents - beginning of period	496,459	376,295
Cash and cash equivalents - end of period	$489,901	$419,162
See notes to consolidated financial statements.
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2026 and 2025
(unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
Supplemental cash flow information	2026	2025
Cash paid for:
Interest	$189,984	$155,163
Income taxes	16,103	20,762
Non-cash supplemental information:
Change in rebooked GNMA loans over 90 days	(238)	554
Loans transferred to other real estate	2,128	1,460
Loans transferred from loans held for sale to loans HFI at fair value	4,052	12,268
Loans transferred from loans HFI to loans held for sale at fair value	3,464	40,262

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
The accompanying unaudited consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The accounts of the Company and its consolidated subsidiary are included in the consolidated financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year.

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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Mortgage Purchase Program (“MPP”)
Our MPP business provides independent mortgage bankers with an alternative to traditional mortgage warehouse lending. MPP utilizes a collateralized mortgage purchase facility with individual advances under the facility which are reviewed and approved by the Company and secured by our mortgage bankers’ originated one-to-four family mortgage loans. These facilities enable the Company’s MPP clients to close and fund their mortgages during a relatively short period (typically less than 60 days), and the originated loans are sold into the secondary market via government agencies (Fannie Mae, Freddie Mac or Ginnie Mae) or to institutional investors (banks, large mortgage companies, insurance companies, mortgage REIT’s) or are securitized.
The Company also participates out portions of the individual advances (“the participating interest”) through participation agreements with other financial institutions. Cash flows associated with the individual advances are shared on a pro-rata basis with the participating banks.
The Company charges the mortgage banker an administrative fee per individual mortgage loan and earns interest while the loan is owned by the Company. Fee income is included in MPP fees on the Consolidated Statements of Income. There were no delinquent loans or credit losses in the Company’s MPP business during the nine months ended September 30, 2026 or 2025.
Extended dwell sub-limits of purchase facilities, which have longer than expected standard turn times to be sold, may be issued to the mortgage bankers to facilitate loans that may not be delivered to the secondary market within the terms of the original advance. At September 30, 2026 and December 31, 2025, the Bank had outstanding balances on these facilities of $58.7 million and $56.5 million, respectively.
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
Lender Risk Account (“LRA”)
An LRA has been established for loans sold by the Company to the Federal Home Loan Bank of Indianapolis (“FHLB”). The LRA is funded through a reduction of the purchase price and maintained by the FHLB at an initial amount of 1.20% of the loan balance and is used to offset credit losses over the life of the loans sold by the Company to the FHLB. If the LRA has not been depleted by losses, funds are returned to the Company over time, beginning after five years and continuing through 25 years. As of September 30, 2026 and December 31, 2025, the Company had on deposit with the FHLB $54.4 million and $55.0 million, respectively, in the LRA. Additionally, as of September 30, 2026 and December 31, 2025, the Company estimated the guaranty account, which is recorded in other liabilities in the Company’s Consolidated Balance Sheets, to be $4.5 million and $4.3 million, respectively. The Company amortizes the guarantee account over a five to nine year period. Amortization totaling $247,000 and $195,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the three months ended September 30, 2026 and 2025, respectively. Amortization totaling $692,000 and $545,000 was recognized in net gain on sale of loans in the Company’s consolidated statements of income during the nine months ended September 30, 2026 and 2025, respectively. The Company reports the changes in the fair value in the consolidated statements of income with net gain on sale of loans. The fair value of the LRA was $27.4 million and $30.4 million at September 30, 2026 and December 31, 2025, respectively. See Note 17 for a description of the methods and assumptions used to determine fair value at September 30, 2026 and December 31, 2025.

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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off and where the fair value option has not been elected are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, any deferred fees or costs on originated loans and noncredit purchase discount on seasoned purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
Accrued interest receivable for loans is included in other assets on the Company’s consolidated balance sheet. The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status. Accrued interest on loans totaled $35.4 million and $28.3 million as of September 30, 2026 and December 31, 2025, respectively, and is included in other assets in the Consolidated Balance Sheets.
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
A loss given default methodology is utilized to estimate losses on the residential loan portfolio. This methodology is used to project a default rate, prepayment rate, and severity factor for each loan in the portfolio to arrive at the lifetime credit loss for the construction, land development, home equity, and closed end first and second lien loans. The Company performs periodic backtesting on default, loss severity including cure rate and prepayment forecasts to determine if any adjustments should be made to the model, which includes a comparison of actual defaults, losses and prepayments with those originally forecasted. The accumulated expected credit losses are impacted by changes in borrower delinquencies, changes in loan to values, and changes in FICO scores. Lifetime credit losses are also adjusted by reasonable and supportable economic forecasts. As of September 30, 2026 and December 31, 2025, the Moody’s Baseline September 2026 and December 2025 U.S. Macroeconomic Outlook, respectively, were utilized.
For the commercial loan portfolio, excluding MPP, a discounted cash flow methodology adjusted for peer group benchmarks on probability of default, prepayment speeds, and curtailment rate is used. Within the commercial loan portfolio, management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. The amount of credit losses, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected to be solely from the collateral.

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
Repurchase Reserve
The Company sells residential mortgage loans to investors in the ordinary course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures and are sold on a nonrecourse basis. The Company’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Company to indemnify or repurchase certain loans affected. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Company could incur from repurchasing a loan, as well as loss reimbursements, indemnification, and other “make whole” settlement resolutions. The Company’s repurchase reserve was approximately $2.0 million and $2.1 million as of September 30, 2026 and December 31, 2025, respectively, and is included in other liabilities on the consolidated balance sheet.
Off-balance-sheet Instruments
In the ordinary course of business, the Company may enter into commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded. There were no letter of credit commitments as of September 30, 2026 or December 31, 2025.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value (less costs to sell) at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Related revenue, expenses, and changes in the valuation allowance are included in other expenses. Total other real estate owned included in other assets at September 30, 2026 and December 31, 2025 was approximately $2.8 million and $1.7 million, respectively. The Company had real estate in the process of foreclosure totaling $24.1 million as of September 30, 2026 and $18.1 million as of December 31, 2025.

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
The ROU assets and lease liabilities were $896,000 and $890,000 at September 30, 2026 and were $1.0 million and $1.1 million, respectively, at December 31, 2025. ROU assets are included in other assets and lease liabilities are included in other liabilities in the Company’s consolidated balance sheets.
New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances income tax disclosures primarily through expanded rate reconciliation disclosures, including additional disaggregation of reconciling items; and enhanced disclosures of income taxes paid, including disaggregation by federal, state, and foreign jurisdictions and disclosure of significant individual jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption did not have an impact on the Company's consolidated financial position, results of operations, cash flows, or earnings per share because the standard affects disclosure requirements only. The Company included the additional disclosures required by ASU 2023-09 in Note 14, Income Taxes.
Effective July 1, 2026, the Company early adopted Accounting Standards Update No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments require entities to apply the gross-up approach to certain acquired loans that qualify as purchased seasoned loans and align the accounting for those loans with the accounting model for purchased credit deteriorated assets. Under the new guidance, an ACL is recognized at acquisition with a corresponding adjustment to the amortized cost basis of the acquired loan, rather than recognizing a provision expense at acquisition. The Company adopted the standard prospectively, which was applied to unpaid principal balance of $85.4 million in seasoned AIO loans (“Acquired AIO Loans”) that the Company purchased on September 30, 2026. Loans acquired through this purchase that met the definition of purchased seasoned loans under Topic 326 were accounted for using the gross-up approach. Accordingly, the Company recorded an allowance for credit losses of $33,000 and an allowance for unfunded commitments of $29,000 on loans considered to be purchased seasoned loans (“PSL”) with an offsetting increase to the amortized cost basis of the acquired loans on the acquisition date. Eight loans totaling $2.2 million were considered to be purchased credit deteriorated (“PCD”) assets, and each was determined to be well secured, which required no initial ACL. No provision for credit losses was recognized related to the AIO loans upon acquisition. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements or regulatory capital ratios.
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

Northpointe Bancshares, Inc.
Note 1 — Summary of Significant Accounting Policies (continued)

Subsequent Events
The consolidated financial statements and related disclosures include evaluation of events through the date the consolidated financial statements were issued.
On October 20, 2026, the Company announced its plans to sell the distributed retail and consumer direct mortgage origination channels (the “Mortgage Origination Channels”) by entering into a non-binding letter of intent with CMG. On October 26, 2026, the Company entered into a definitive agreement with CMG regarding the proposed transaction. The proposed transaction does not include the transfer of any loans or other assets. Under the agreement, CMG will pay the Company 15 basis points on any first-lien mortgage originations closed through the Company’s Mortgage Origination Channels until December 31, 2028. The agreement contains customary closing conditions, representation and warranties, covenants, and termination rights and the transaction is currently expected to be completed by November 30, 2026. Loans currently in process will continue to be closed.
On October 26, 2026, the Company announced that its Board of Directors authorized a new common stock repurchase program at its meeting held on October 22, 2026. The program authorizes the Company to repurchase up to $30 million of its outstanding common stock and will expire on October 22, 2027.

Northpointe Bancshares, Inc.
Note 2 — Debt Securities
The amortized costs, fair values, and unrealized gains and losses of debt securities available for sale were as follows as of the dates indicated (dollars in thousands):

September 30, 2026	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(142)	$4,858
Total	$5,000	$—	$(142)	$4,858

December 31, 2025	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Debt securities available for sale
Subordinated corporate bonds	$5,000	$—	$(262)	$4,738
Total	$5,000	$—	$(262)	$4,738
As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses on debt securities available for sale.
There were no sales of debt securities available for sale in the three and nine months ended September 30, 2026. Proceeds from the sale of debt securities available for sale were $4.0 million in the three and nine months ended September 30, 2025, resulting in no net gain.
At September 30, 2026 and December 31, 2025, the Company held one bond which was in an unrealized loss position for more than twelve months. The Company believes the unrealized loss on this bond is interest rate driven, not credit related and temporary. The Company has no intent or requirement to sell the bond in a loss position.
The following tables show investments with gross unrealized losses and their market value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at the dates indicated (dollars in thousands):

September 30, 2026	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,858	$(142)	$4,858	$(142)
Total	$—	$—	$4,858	$(142)	$4,858	$(142)

December 31, 2025	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$4,738	$(262)	$4,738	$(262)
Total	$—	$—	$4,738	$(262)	$4,738	$(262)
Debt securities, at par value, have the following contractual maturities as of September 30, 2026 (dollars in thousands):

September 30, 2026
	Within 1 Year	1 - 5 Years	5 - 10 Years	Greater than 10 years	Total
Debt securities available for sale
Subordinated corporate bonds	$—	$—	$5,000	$—	$5,000
Total	$—	$—	$5,000	$—	$5,000

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses
The following table shows a summary of the balances of loans as of the dates indicated (dollars in thousands):

	September 30, 2026	December 31, 2025
Residential	$2,582,342	$2,573,890
Commercial	20,418	15,521
MPP	4,200,647	3,424,935
Total loans	6,803,407	6,014,346
Less:
Allowance for credit losses	9,960	10,435
Net deferred loan (cost)/fees and purchase discount	9,716	(7,181)
Net loans	$6,783,731	$6,011,092
The residential portfolio includes $151.5 million and $178.6 million of loans measured at fair value on September 30, 2026 and December 31, 2025, respectively.
Activity in the allowance for credit losses for the three months ended September 30, 2026 is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2026
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$7,804	$57	$1,575	$—	$9,436
Initial ACL on PCD Acquired AIO Loans	—	—	—	—	—
Initial ACL on PSL Acquired AIO Loans	33	—	—	—	33
Charge-offs	(594)	—	—	—	(594)
Recoveries	163	2	—	—	165
Provision (benefit)	828	(13)	105	—	920
Ending balance	$8,234	$46	$1,680	$—	$9,960
Activity in the allowance for credit losses for the three months ended September 30, 2025 is summarized as follows (dollars in thousands):

	Three Months Ended September 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$11,213	$3	$1,157	$2	$12,375
Charge-offs	(978)	—	—	—	(978)
Recoveries	—	1	—	—	1
Provision (benefit)	642	22	189	(1)	852
Ending balance	$10,877	$26	$1,346	$1	$12,250

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

Activity in the allowance for credit losses for the nine months ended September 30, 2026 is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2026
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$8,999	$61	$1,370	$5	$10,435
Initial ACL on PCD Acquired AIO Loans	—	—	—	—	—
Initial ACL on PSL Acquired AIO Loans	33	—	—	—	33
Charge-offs	(1,610)	—	—	—	(1,610)
Recoveries	273	114	—	—	387
Provision (benefit)	539	(129)	310	(5)	715
Ending balance	$8,234	$46	$1,680	$—	$9,960

Activity in the allowance for credit losses for the nine months ended September 30, 2025 is summarized as follows (dollars in thousands):

	Nine Months Ended September 30, 2025
	Residential	Commercial	MPP	Unallocated	Total
Beginning balance	$10,468	$32	$684	$6	$11,190
Charge-offs	(1,786)	—	—	—	(1,786)
Recoveries	53	8	—	—	61
Provision (benefit)	2,142	(14)	662	(5)	2,785
Ending balance	$10,877	$26	$1,346	$1	$12,250

Activity in the allowance for unfunded commitments for the three and nine months ended September 30, 2026 and 2025 is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$300	$330	$330	$385
Initial ACL on PSL Acquired AIO Loans	29	—	29	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Provision (benefit)	(75)	(24)	(105)	(79)
Ending balance	$254	$306	$254	$306

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

Nonaccrual Loans
The following table presents the amortized cost basis of loans on nonaccrual status and loans past due over 90 days still accruing in the HFI portfolio, excluding those loans carried at fair value, as of September 30, 2026 (dollars in thousands):

	September 30, 2026
	Nonaccrual with No Allowance	Nonaccrual with Allowance	Total Nonaccrual	Over 90 days Accruing	Total
Residential:
Construction and land development	$4,081	$1,400	$5,481	$—	$5,481
Home equity lines of credit	13,181	1,600	14,781	—	14,781
Closed end, first liens	39,972	7,280	47,252	7,886	55,138
Closed end, second liens	2,327	243	2,570	431	3,001
Commercial	190	—	190	—	190
Total	$59,751	$10,523	$70,274	$8,317	$78,591

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
The Bank has not recognized any material interest income on nonaccrual loans during the three and nine months ended September 30, 2026 or 2025.

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

The amortized cost of collateral dependent loans by class as of September 30, 2026 and December 31, 2025 was as follows (dollars in thousands):

	September 30, 2026
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,761	$—	$172
Home equity lines of credit	14,343	—	55
Closed end, first liens	42,120	—	103
Closed end, second liens	2,327	—	—
Commercial	190	$—	—
Total	$63,741	$—	$330

	December 31, 2025
	Collateral Type
	Real Estate	Other	Allowance Allocated
Residential:
Construction and land development	$4,501	$—	$—
Home equity lines of credit	12,864	—	130
Closed end, first liens	41,844	—	26
Closed end, second liens	1,105	—	9
Commercial	154	$—	—
Total	$60,468	$—	$165

Age Analysis of Loans
The following tables detail the age analysis of loans, excluding those loans carried at fair value, at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$2,577	$1,704	$3,507	$7,788	$106,702	$114,490
Home equity lines of credit	1,839	3,147	10,723	15,709	927,810	943,519
Closed end, first liens	20,929	10,085	42,012	73,026	1,228,165	1,301,191
Closed end, second liens	510	1,108	2,662	4,280	57,691	61,971
Commercial	—	—	190	190	20,228	20,418
MPP	—	—	—	—	4,200,647	4,200,647
Total	$25,855	$16,044	$59,094	$100,993	$6,541,243	$6,642,236

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

	December 31, 2025
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans
Residential:
Construction and land development	$4,540	$2,135	$5,623	$12,298	$135,250	$147,548
Home equity lines of credit	4,187	916	10,944	16,047	769,936	785,983
Closed end, first liens	21,994	7,568	38,751	68,313	1,329,394	1,397,707
Closed end, second liens	1,857	1,090	1,105	4,052	67,203	71,255
Commercial	55	—	153	208	15,313	15,521
MPP	—	—	—	—	3,424,935	3,424,935
Total	$32,633	$11,709	$56,576	$100,918	$5,742,031	$5,842,949

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
During the three months ended September 30, 2026, there were 14 closed end, first lien loans totaling $4.5 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the three months ended September 30, 2025, there were four closed end, first lien loans totaling $1.6 million that were both experiencing financial difficulty and modified during the period. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification.
During the nine months ended September 30, 2026, there were $9.2 million in loans that were both experiencing financial difficulty and modified during the period: 30 closed end, first lien loans totaling $8.8 million and one home equity line of credit for $276,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification. During the nine months ended September 30, 2025, there were $5.8 million in loans that were both experiencing financial difficulty and modified during the period: 18 closed end, first liens, for $5.5 million and one home equity line of credit for $249,000. These loans were a combination of term extensions and interest rate reductions and each were on nonaccrual status at time of modification.
There were $7.2 million of loans that had modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the nine months ended September 30, 2026. There were no material modifications to borrowers experiencing financial difficulty within the previous twelve months that became 30 days or more past due during the nine months ended September 30, 2025.

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

Northpointe Bancshares, Inc.
Note 3 — Loans and Allowance for Credit Losses (continued)

The following table reflects amortized cost basis of loans and year to date charge-offs (excluding those loans carried at fair value) as of September 30, 2026 based on year of origination (dollars in thousands):

	2026	2025	2024	2023	2022	Prior		Revolving Loans Amortized Cost Basis	Total
Construction and land development:
Performing	$3,043	$2,450	$3,330	$21,655	$37,423	$41,108		$—	$109,009
Nonperforming	—	—	170	2,348	2,261	702		—	5,481
Total	3,043	2,450	3,500	24,003	39,684	41,810		—	114,490
Gross charge-offs	—	—	—	255	41	13		—	309
Home equity lines of credit:
Performing	—	—	—	—	—	—		928,738	928,738
Nonperforming	—	—	—	—	—	—		14,781	14,781
Total	—	—	—	—	—	—		943,519	943,519
Gross charge-offs	—	—	—	325	13	105		—	443
First liens, closed end loans:
Performing	4,788	8,212	27,301	62,867	924,066	226,705		—	1,253,939
Nonperforming	—	1,078	2,457	7,459	27,705	8,553		—	47,252
Total	4,788	9,290	29,758	70,326	951,771	235,258		—	1,301,191
Gross charge-offs	—	—	39	109	392	14		—	554
Second liens, closed end loans:
Performing	89	2,771	3,183	8,461	26,104	18,793		—	59,401
Nonperforming	—	42	252	787	513	976		—	2,570
Total	89	2,813	3,435	9,248	26,617	19,769		—	61,971
Gross charge-offs	—	36	—	107	87	74		—	304
Commercial: Risk Rating
Pass	—	—	—	—	—	20,228		—	20,228
Special mention	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	190		—	190
Total	—	—	—	—	—	20,418	20,418	—	20,418
Gross charge-offs	—	—	—	—	—	—		—	—
MPP: Risk Rating
Pass	—	—	—	—	—	—		4,200,647	4,200,647
Special mention	—	—	—	—	—	—		—	—
Total	—	—	—	—	—	—		4,200,647	4,200,647
Gross charge-offs	—	—	—	—	—	—		—	—
Grand total	$7,920	$14,553	$36,693	$103,577	$1,018,072	$317,255		$5,144,166	$6,642,236
Grand total gross charge-offs	$—	$36	$39	$796	$533	$206		$—	$1,610
There were no revolving loans converted to term loans during the nine months ended September 30, 2026.

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

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net
The following table shows a summary of the cost and accumulated depreciation of premises and equipment as of the dates indicated (dollars in thousands):

	September 30, 2026	December 31, 2025
Land	$6,495	$6,370
Leasehold improvements	133	142
Buildings and building improvements	26,786	26,157
Furniture, fixtures, and equipment	7,687	7,197
Construction in progress	115	501
Total cost	41,216	40,367
Accumulated depreciation	(14,522)	(12,796)
Net	$26,694	$27,571
Depreciation expense for the three months ended September 30, 2026 and 2025 amounted to $574,000 and $615,000, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 amounted to $1.8 million and $1.9 million, respectively.
Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2026 are as follows (dollars in thousands):

2026	$194
2027	537
2028	233
2029	99
2030	—
Total undiscounted lease payments	1,063
Less discount to net present value	(173)
Total operating lease liabilities	$890
The lease liability is included in other liabilities in the Company’s Consolidated Balance Sheet.
The weighted average remaining discount rate was 4.10% and weighted average remaining life was 2.04 years at September 30, 2026.
The leases contain options to extend for periods from 1 year to 5 years. The cost of such rentals is not included above. Total rent expense for the three months ended September 30, 2026 and 2025 amounted to $293,000 and $313,000, respectively. Total rent expense for the nine months ended September 30, 2026 and 2025 amounted to $902,000 and $947,000, respectively.
The Company also leases portions of its deposit branch and its operations center to third parties. The amounts included in occupancy and equipment expense are net of rental income of $455,000 and $390,000 for the three months ended September 30, 2026 and 2025, respectively. Rental income for the nine months ended September 30, 2026 and 2025 was $1.4 million and $970,000, respectively.

Northpointe Bancshares, Inc.
Note 4 — Bank Premises and Equipment, Net (continued)

Future income from non-cancelable lease agreements in effect at September 30, 2026 is as follows (dollars in thousands):

2026	$474
2027	1,884
2028	1,486
2029	1,154
2030	1,111
Thereafter	1,232
Total	$7,341
Note 5 — Mortgage Servicing Rights (“MSRs”)
The right to service loans for others is recognized as an MSR on the balance sheet. MSRs are recognized either when purchased or when originated loans are sold with servicing retained. The unpaid principal balances of loans serviced for others were approximately $2.0 billion and $1.8 billion at September 30, 2026 and December 31, 2025, respectively. In addition, approximately $3.9 billion and $3.1 billion at September 30, 2026 and December 31, 2025, respectively, of loans were sub-serviced on behalf of other unaffiliated investors.
The following summarizes the components of loan servicing fees which are reported in loan servicing fees in the Company’s consolidated statements of income as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual servicing fees	$2,560	$2,013	$7,144	$5,512
Late fees	17	14	47	41
Other fees	—	—	—	3
Change in fair value of MSRs and paid in full	$5,012	$(910)	$6,214	$(1,919)
Total	$7,589	$1,117	$13,405	$3,637

At September 30, 2026 the fair value of MSRs was determined using discount rates between 9.0% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 6.5%. At December 31, 2025 the fair value of MSRs was determined using discount rates between 9.0% and 11.5%, average cost of servicing between $70 and $85 per file per year, and a prepayment speed of 12.1%.
The following summarizes mortgage servicing rights capitalized and amortized as of the periods set forth in the table below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance – Beginning of period	$23,088	$16,388	$17,048	$15,133
Additions	2,940	1,285	7,928	3,253
Paid in full loans	(391)	(238)	(1,295)	(539)
Change in fair value	5,403	(672)	7,509	(1,380)
Proceeds from sale	—	—	(227)	—
Bulk purchases	—	—	—	296
Gain on sale	—	—	77	—
Balance – End of period	$31,040	$16,763	$31,040	$16,763

Northpointe Bancshares, Inc.
Note 5 — Mortgage Servicing Rights (continued)

The following table summarizes the hypothetical effect on the fair value of servicing rights using adverse changes of 10.0% and 20.0% to the weighted-average of certain significant assumptions used in valuing these assets as of the dates indicated (dollars in thousands, except per loan):

	September 30, 2026			December 31, 2025
	Actual	10% Adverse Change	20% Adverse Change	Actual	10% Adverse Change	20% Adverse Change
Discount rate change	9.4%	$29,624	$28,323	9.5%	$16,416	$15,829
Constant prepayment rate	6.5%	30,096	29,204	12.1%	16,321	15,662
Cost to service (per loan)	$74	30,712	30,384	$74	16,813	16,579

Note 6 — Derivative Financial Instruments
Forward contracts are contracts for delayed delivery of loans or mortgage-backed securities in which the seller agrees to make delivery at a future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the Company to compile a portfolio of loans and from movements in interest rates. These contracts are used primarily to reduce the exposure to interest rate fluctuations for loans in progress and in loan inventory held for sale to investors. Most forward contracts are for terms of 30 days to 90 days. The Company had outstanding forward contracts of approximately $64.6 million and $184.6 million at September 30, 2026 and December 31, 2025, respectively. Forward commitments represent forward contracts, closed held for sale loans with a committed investor, and pair-off contracts.
Interest rate lock commitments, which are included in the commitments to extend credit in other assets and other liabilities in the consolidated balance sheets with the income offset recorded to gain on sale of loans, net in the consolidated statements of income, represent commitments to lend to customers at predetermined interest rates.
The following table presents the recorded unrealized gain/(loss) on derivative financial instruments at period end (dollars in thousands):

	September 30, 2026	December 31, 2025
Interest rate-lock commitments	$1,848	$2,706
Forward commitments	1,706	(538)
The following tables provide details on the Company’s derivative financial instruments at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$99,214	$1,928	$80
Forward commitments	194,915	1,775	69
Total	$294,129	$3,703	$149

	December 31, 2025
	Notional Amount	Asset	Liability
Interest rate-lock commitments	$144,154	$2,712	$6
Forward commitments	231,015	52	590
Total	$375,169	$2,764	$596
There was no counterparty collateral asset balance as of September 30, 2026. As of December 31, 2025, the counterparty collateral asset balance was $42,000 and was included in other assets in the consolidated balance sheets. As of September 30, 2026, the counterparty collateral liability balance was $614,000 and was included in other liabilities in the consolidated balance sheets. There was no counterparty collateral liability balance as of December 31, 2025.

Northpointe Bancshares, Inc.
Note 7 — Deposits
The following is a summary of the distribution of deposits at period end (dollars in thousands):

	September 30, 2026	December 31, 2025
Noninterest-bearing deposits	$294,330	$275,974
Interest-bearing demand deposits	1,518,425	1,032,334
Savings and money market accounts	372,406	555,255
Time:
Under $250,000	3,159,108	2,870,288
$250,000 and over	99,490	135,816
Total	$5,443,759	$4,869,667
Brokered time deposits totaled $2.97 billion and $2.64 billion at September 30, 2026 and December 31, 2025, respectively. Management monitors concentrations in brokered deposits as part of its liquidity risk management practices and believes current levels are appropriate given the Company’s diversified funding sources, liquidity position and balance sheet strategy.
At September 30, 2026, the scheduled maturities of time deposits are as follows (dollars in thousands):

2026	$3,032,307
2027	137,794
2028	61,649
2029	25,484
2030	807
Thereafter	557
Total	$3,258,598
Note 8 — Borrowings
The Bank has an advance agreement with the FHLB. At September 30, 2026, the Bank had 31 advances totaling $1.43 billion carrying fixed interest rates ranging between 2.90% and 4.74% with scheduled maturities between two months and 7.4 years. The weighted average rate was 3.79% at September 30, 2026. At December 31, 2025, the Bank had 34 advances totaling $1.42 billion carrying fixed interest rates ranging between 1.04% and 4.84% with scheduled maturities between one month and 8.2 years. The weighted average rate was 3.91% at December 31, 2025.
These advances are collateralized by approximately $3.9 billion and $4.0 billion of mortgage loans (including MPP facilities) and loans held for sale as of September 30, 2026 and December 31, 2025, respectively, under an agreement which calls for specific identification of pledged loans. Putable advances are included in the table below, and there were none utilized as of September 30, 2026 and $10.0 million utilized at December 31, 2025.
At September 30, 2026, the scheduled maturities of the advances are as follows (dollars in thousands):

2026	$325,000
2027	325,000
2028	50,000
2029	227,500
2030	100,000
Thereafter	400,000
Total	$1,427,500

Northpointe Bancshares, Inc.
Note 8 — Borrowings (continued)

On October 2, 2026, the Company prepaid two of its FHLB symmetrical advances totaling $165.0 million at a discount, recognizing a gain on debt extinguishment of $2.7 million.
The Company also utilizes lines of credit and overnight instruments for its short-term borrowing needs. That includes a line of credit included under the FHLB collateral agreement mentioned above, allowing borrowing up to $100.0 million. The interest rate on the line of credit is a floating rate determined by the FHLB (4.30% at September 30, 2026) and the line of credit matures on May 12, 2027. The Bank had no outstanding borrowings on the line of credit at September 30, 2026 and December 31, 2025. Other overnight borrowing lines had no balance at September 30, 2026 and December 31, 2025.
The Company also has a $20.0 million line of credit with another financial institution that it utilizes for holding company liquidity needs. This line had no balance at September 30, 2026 and a $17.0 million balance at December 31, 2025. The line of credit carries a floating rate (7.41% at September 30, 2026 and 7.37% at December 31, 2025), is subject to annual renewal and matures on October 20, 2027.
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
As of September 30, 2026, maturities of subordinated debt were as follows (dollars in thousands):

2034	$25,000
2035	70,000
2036	20,000
Total	115,000
Less unamortized deferred costs	2,962
Total maturities, net unamortized deferred costs	$112,038

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
At September 30, 2026 and December 31, 2025, the following financial instruments were outstanding whose contract amounts represent credit risk (dollars in thousands):

	Contract Amount
	September 30, 2026	December 31, 2025
Commitments to grant loans	$3,170,103	$4,161,523
Unfunded commitments under lines of credit	509,265	371,034
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
The Company is required to consider expected credit losses associated with unfunded commitments. Any allowance for unfunded commitment credit exposure is reported in other liabilities on the consolidated balance sheets and is increased or decreased through the provision (benefit) for credit losses on the consolidated statement of income. The calculated allowance for unfunded commitments was $254,000 as of September 30, 2026 and $330,000 as of December 31, 2025.

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
Legal Contingencies
Various legal claims also arise from time to time in the ordinary course of business which, in the opinion of management, are not currently expected to have a material effect on the Company’s consolidated financial statements.
Note 12 — Employee Benefits
The Company sponsors a 401(K) plan which is available to all employees, on the first of the month following 90 days of employment. Participants in the plan have the option to contribute from 0% to 100% of their annual compensation, up to the IRS allowable limits. FICA taxes must be paid based on total compensation. The Company matches 60% of participant contributions up to 7% of gross pay. The Company’s matching contributions were $366,000 and $332,000 for the three months ended September 30, 2026 and 2025, respectively, and were $1.3 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. Participants are immediately 100% vested in salary and rollover contributions and any income or loss thereon. Vesting in the matching contributions is based on years of service. Participants vest in contributions made by the Company 20% after one year of service and another 20% per year until they become fully vested after five years of service. If a participant is not fully vested on their termination date, the non-vested amount is forfeited. Forfeitures are used to reduce company contributions and/or to pay administrative expenses of the plan.
The Company has a self-insured medical insurance plan covering all of its eligible employees. The Company’s individual excess risk benefit level per employee was $185,000 (with no aggregate exposure limitation) at September 30, 2026. Losses in excess of the limitation are covered by reinsurance. Amounts expensed by the Company under the plan were approximately $1.5 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively, and were $4.4 million and $4.6 million for the nine months ended September 30, 2026 and 2025, respectively. These expenses were recorded in salaries and employee benefits on the consolidated statement of income. The Company recorded an accrual of approximately $303,000 and $389,000 at September 30, 2026 and December 31, 2025, respectively, for known claims and estimated claims incurred but not reported, reported in other liabilities on the consolidated balance sheets.
Note 13 — Stock Compensation Plans
The Company has utilized three share based compensation plans, which are described below. The stock option plan and stock appreciation rights plan are both legacy plans which the Company has not, and does not intend to, issue any new shares under following its 2024 issuance.
The Company has a stock option plan for its non-employee directors, executive officers and certain employees under which options may be granted at not less than the fair value of the underlying stock on the date of the grant. These options are subject to a vesting schedule under which one-third vests at each anniversary date of the grant. Under the stock option plan, the Company may grant options to its directors for up to 500,000 shares of common stock and up to 1,000,000 shares of common stock to its executive officers and certain employees. No stock option expense was recorded for the nine months ended September 30, 2026 and 2025.
All options granted expire within 10 years of the date of grant, subject to certain cancellation provisions related to an individual’s affiliation with the Company.

Northpointe Bancshares, Inc.
Note 13 — Stock Compensation Plans (continued)

The calculated value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions. Expected volatilities are based on similar volatilities of comparable banks. The Company uses comparable bank data to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The last of the options issued under this plan were exercised during the year ended December 31, 2025. There were no stock option grants in the three and nine months ended September 30, 2026 or 2025.
The total intrinsic value of the options exercised during the three and nine months ended September 30, 2025 was $0.
As of September 30, 2026 and 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan.
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
A summary of stock appreciation right awards for the nine months ended September 30, 2026 is as follows:

Stock Appreciation Right Awards	Number of Shares	Weighted Average Exercise Price
Non-vested at January 1, 2026	390,000	$11.85
Granted	—	—
Vested	(75,000)	12.40
Forfeited or expired	(25,000)	11.82
Outstanding at September 30, 2026	290,000	$11.70

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
A summary of changes in the Company’s nonvested restricted stock awards for the nine months ended September 30, 2026 follows (dollars in thousands for aggregate intrinsic value):

Nonvested Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2026	766,690	$14.21
Granted	183,740	17.26
Vested	(104,225)	13.93
Forfeited	(2,500)	15.76
Outstanding at September 30, 2026	843,705	$14.90

Compensation cost related to restricted stock awards totaled $1.4 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and were $3.9 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, there was $9.0 million of total remaining compensation cost related to nonvested restricted stock awards granted under the Company’s stock-based compensation plans. The cost is expected to be recognized over a weighted-average period of 1.1 years. No restricted stock awards vested during the three months ended September 30, 2026 and 2025. Restricted stock awards totaling 104,225 shares vested during the nine months ended September 30, 2026. Restricted stock awards totaling 49,560 shares vested during the nine months ended September 30, 2025. The intrinsic value of restricted stock awards vested totaled $1.5 million and $679,000 in the nine months ended September 30, 2026 and 2025, respectively.
Note 14 — Income Taxes
The components of the income tax provision are detailed as follows for the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current income tax expense
Federal	$2,349	$6,325	$13,738	$16,848
State	1,134	1,159	3,342	2,678
Total current income tax expense	3,483	7,484	17,080	19,526
Deferred tax expense (benefit)
Federal	958	(398)	1,632	(715)
State	205	(85)	349	(153)
Total deferred income tax expense (benefit)	1,163	(483)	1,981	(868)
Total income tax expense	$4,646	$7,001	$19,061	$18,658

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

A reconciliation of taxes on income from the statutory income tax rate to income tax expense is as follows for the periods indicated (dollars in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Income tax expense, computed at federal statutory rate of pretax income	$3,994	21.00%	$6,127	21.00%
Discount of purchased tax credits	(608)	(3.20)%	—	—%
State and local income taxes	1,058	5.56%	848	2.91%
Effect of nontaxable income and nondeductible expenses	—	—%	20	0.07%
Other	202	1.06%	6	0.02%
Total income tax expense	$4,646	24.43%	$7,001	24.00%

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Income tax expense, computed at statutory rate of pretax income	$16,241	21.00%	$16,469	21.00%
Discount of purchased tax credits	(608)	(0.79)%	—	—%
State and local income taxes	2,916	3.77%	1,994	2.54%
Effect of nontaxable income and nondeductible expenses	—	—%	59	0.08%
Other	512	0.66%	136	0.17%
Total income tax expense	$19,061	24.65%	$18,658	23.79%

Income taxes paid were as follows for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Amount	Amount	Amount	Amount
Federal	$8,394	$5,400	$11,569	$15,600
State and local
California	871	237	1,111	566
Florida	201	403	776	587
All other states	663	1,174	2,647	4,009
Total income taxes paid	$10,129	$7,214	$16,103	$20,762

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

Deferred tax assets and liabilities consisted of the following as of period end (dollars in thousands):

	September 30, 2026	December 31, 2025
Allowance for credit losses	$2,449	$2,518
Accrued expenses and other reserve accounts	1,923	1,802
Nonaccrual loan interest	1,269	846
Stock compensation	1,042	509
Other real estate owned valuation	121	31
Unrealized loss on debt securities available for sale	17	45
Other deferred tax assets	52	76
Total deferred tax assets	6,873	5,827
Mortgage servicing rights	7,532	4,030
Fixed assets	3,188	3,273
Goodwill and intangibles	389	472
Deferred loan costs/fees	1,430	1,732
Other deferred tax liabilities	129	106
Total deferred tax liabilities	12,668	9,613
Net deferred tax liability	$(5,795)	$(3,786)

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
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than- not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. There were no uncertain tax positions recognized at September 30, 2026 and December 31, 2025.
With a few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2023, and state and local income tax examinations by tax authorities for years before 2023. For federal tax purposes, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

Northpointe Bancshares, Inc.
Note 14 — Income Taxes (Continued)

During the third quarter of 2026, the Company purchased $7.6 million transferable energy tax credits, which are intended to generate federal investment tax credits and accelerated depreciation benefits from qualified solar energy projects. These investments are accounted for using the proportional amortization method. Under this method, the cost of the investments is amortized in proportion to the income tax credits and other income tax benefits received, with the amortization and tax benefits recognized as a component of income tax expense. Application of these credits and the related purchase discount reduced the Company’s federal income tax expense by $608,000 in the three and nine months ended September 30, 2026.
On November 6, 2026, the Company purchased an additional $8.3 million in transferable energy tax credits, which are also intended to generate federal investment tax credits and accelerated depreciation benefits from qualified solar energy projects. These credits will be applied to the Company’s federal income tax expense for the three months ended December 31, 2026.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the year ended December 31, 2025 or for the three and nine months ended September 30, 2026. The Company does not expect these changes to have a material impact on future periods.

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
Management believes that the Company and the Bank met all capital adequacy requirements to which it is subject at September 30, 2026 and December 31, 2025. As of the latest balance sheet date, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

Northpointe Bancshares, Inc.
Note 15 — Minimum Regulatory Capital Requirements (continued)

As of September 30, 2026 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$599,008	9.09%	$296,399	4.50%	N/A	N/A
Northpointe Bank	721,738	10.96%	296,377	4.50%	$428,100	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	628,987	9.55%	395,199	6.00%	N/A	N/A
Northpointe Bank	721,738	10.96%	395,169	6.00%	526,892	8.00%
Total Capital (to risk weighted assets)
Consolidated	754,231	11.45%	526,931	8.00%	N/A	N/A
Northpointe Bank	731,982	11.11%	526,892	8.00%	658,615	10.00%
Tier 1 capital (to average assets)
Consolidated	628,987	8.30%	303,083	4.00%	N/A	N/A
Northpointe Bank	721,738	9.53%	303,059	4.00%	378,823	5.00%

As of December 31, 2025 (dollars in thousands)	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 (to risk weighted assets)
Consolidated	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Northpointe Bank	663,255	11.21%	266,213	4.50%	384,530	6.50%
Tier 1 Capital (to risk weighted assets)
Consolidated	574,967	9.72%	354,968	6.00%	N/A	N/A
Northpointe Bank	663,255	11.21%	354,951	6.00%	473,268	8.00%
Total Capital (to risk weighted assets)
Consolidated	678,300	11.47%	473,290	8.00%	N/A	N/A
Northpointe Bank	671,588	11.35%	473,268	8.00%	591,585	10.00%
Tier 1 capital (to average assets)
Consolidated	574,967	8.24%	279,168	4.00%	N/A	N/A
Northpointe Bank	663,255	9.50%	279,158	4.00%	348,947	5.00%

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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
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
Loans HFI that are measured at fair value are those that initially were intended for sale and then transferred to portfolio. At September 30, 2026, these loans had an aggregate unpaid principal balance of $183.9 million and aggregate fair value of $151.5 million. At December 31, 2025, these loans had an aggregate unpaid principal balance of $202.6 million and aggregate fair value of $178.6 million.
At September 30, 2026 and December 31, 2025, the fair value option was applied to loans that had been transferred from held for sale to portfolio and also to mortgage loans held for sale. The fair value adjustments are reflected in net gain on sale of loans on the Company’s consolidated statements of income.
The table below shows the income statement impact for these fair value adjustments for the three and nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Loans	$(7,727)	$682	$(8,442)	$4,865
Loans held for sale	(5,051)	44	(5,154)	3,878
Loans reported at fair value which were over 90 days past due amounted to $235,000 and $1.6 million in unpaid principal balance with a fair values of $183,000 and $1.4 million as of September 30, 2026 and December 31, 2025, respectively. The accrual of interest on loans is discontinued at the time the loan is delinquent (120 days for mortgages). Non-accrual loans reported at fair value amounted to $12.7 million in unpaid principal balance and $10.4 million in fair value as of September 30, 2026. Non-accrual loans reported at fair value amounted to $10.4 million in unpaid principal balance and $9.1 million in fair value as of December 31, 2025.
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

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
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

The following tables present information about the Company’s assets measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and the valuation techniques used by the Company to determine those fair values (dollars in thousands):

	Fair Value on a Recurring Basis at September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,283	$—	$—	$1,283
Available for sale debt securities	—	4,858	—	4,858
Mortgage banking assets:
Loans held for sale	—	173,047	—	173,047
Loans held for investment	—	151,455	—	151,455
Interest rate lock commitments	—	—	1,928	1,928
Forward sales commitments	—	1,775	—	1,775
Mortgage servicing rights	—	—	31,040	31,040
Lender risk account	—	—	27,350	27,350
Total	$1,283	$331,135	$60,318	$392,736
Financial Liabilities:
Interest rate lock commitments	—	—	80	80
Forward sales commitments	—	69	—	69
Total	$—	$69	$80	$149

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

	Fair Value on a Recurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Equity securities	$1,347	$—	$—	$1,347
Available for sale debt securities	—	4,738	—	4,738
Mortgage banking assets:
Loans held for sale	—	309,213	—	309,213
Loans held for investment	—	178,578	—	178,578
Interest rate lock commitments	—	—	2,712	2,712
Forward sales commitments	—	52	—	52
Mortgage servicing rights	—	—	17,048	17,048
Lender risk account	—	—	30,446	30,446
Total	$1,347	$492,581	$50,206	$544,134
Financial Liabilities:
Interest rate lock commitments	—	—	6	6
Forward sales commitments	—	590	—	590
Total	$—	$590	$6	$596

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
The following table presents a reconciliation of the Level 3 available for sale debt securities measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$—	$—	$—	$8,576
Unrealized	—	—	—	209
Transfer to Level 2	—	—	—	(8,785)
Balance at end of period	$—	$—	$—	$—

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)
The following table presents a reconciliation of the Level 3 interest rate lock commitments measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,646	$4,312	$2,706	$2,047
Change in fair value	(1,798)	(784)	(858)	1,481
Balance at end of period	$1,848	$3,528	$1,848	$3,528
The following is a summary of the key unobservable inputs used in the valuation of the Level 3 interest rate lock commitments:

	September 30,
	2026	2025
Pull-through rate	95.9%	83.1%

The following table presents a reconciliation of the Level 3 lender risk account measured at fair value on a recurring basis for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning of period	$29,343	$28,816	$30,446	$28,436
Due to loan sales	286	233	881	957
Releases and claims paid to the Company	(721)	(482)	(2,571)	(2,152)
Change in fair value recognized in gain on sale of loans	(1,558)	1,548	(1,406)	2,874
End of period	$27,350	$30,115	$27,350	$30,115

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
The Company estimates the fair value of the lender risk account using management’s best estimate of key assumptions. These assumptions include prepayment rates, discount rates, and projected annual losses on unpaid principal of the sold loan portfolio. The weighted average of unobservable inputs for these valuation assumptions is as follows as of the dates indicated (dollars in thousands):

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Assets:
September 30, 2026
Lender Risk Account	$27,350	Present value of	Credit losses	—% - 0.23%	0.10%
		cash flows	Prepayment rates	11.99%	11.99%
			Discount rates	5.71% - 7.51%	6.03%
December 31, 2025
Lender Risk Account	$30,446	Present value of	Credit losses	—% - 0.17%	0.05%
		cash flows	Prepayment rates	17.43%	17.43%
			Discount rates	5.05% - 6.57%	5.80%
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
The following asset classes were measured at fair value on the accompanying consolidated balance sheets as of the dates indicated due to declines in the fair value. Certain individually evaluated loans and other real estate carried at original cost, which exceeds fair value, have been omitted from the disclosure below (dollars in thousands):

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2026
Individually evaluated loans	—	—	$3,660	$3,660
Other real estate owned	—	—	1,908	1,908

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Individually evaluated loans	—	—	$3,345	$3,345
Other real estate owned	—	—	991	991

Northpointe Bancshares, Inc.
Note 17 — Fair Value Measurements (continued)

The following presents estimated fair values of the Company’s financial instruments, not previously presented, and the level within the fair value hierarchy in which fair value measurements falls as of the dates indicated (dollars in thousands):

	September 30, 2026
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$489,901	$489,901
FHLB stock	Level 2	77,207	77,207
Loans, net	Level 2	6,618,113	6,564,100
Interest receivable	Level 2	32,127	32,127
Total		7,217,348	7,163,335
Financial Liabilities:
Deposits	Level 2	5,443,759	5,202,637
Borrowings	Level 2	1,427,500	1,394,856
Subordinated debentures	Level 2	112,038	112,038
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	18,600	18,600
Total		7,006,897	6,733,131

	December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	Level 1	$496,459	$496,459
FHLB stock	Level 2	80,109	80,109
Loans, net	Level 2	5,829,169	5,791,584
Interest receivable	Level 2	28,353	28,353
Total		6,434,090	6,396,505
Financial Liabilities:
Deposits	Level 2	4,869,667	4,858,176
Borrowings	Level 2	1,439,500	1,426,415
Subordinated debentures	Level 2	91,915	91,915
Subordinated debentures issued through trusts	Level 2	5,000	5,000
Interest payable	Level 2	16,628	16,628
Total		6,422,710	6,398,134

Note 18 — Related Parties
There was no loan activity with principal officers, directors, and their affiliates during the three and nine months ended September 30, 2026 and no outstanding loan balances at September 30, 2026 or December 31, 2025.
Deposits from principal officers, directors, and their affiliates were $6.9 million at September 30, 2026 and $5.9 million at December 31, 2025.

Northpointe Bancshares, Inc.

Note 19 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the periods presented below (dollars in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per common share:
Net income	$14,375	$22,173	$58,276	$59,766
Preferred stock dividends	453	2,041	1,359	6,544
Net income available to common stockholders	$13,922	$20,132	$56,917	$53,222
Weighted average common shares	34,740,412	34,602,289	34,727,830	33,006,655
Basic earnings per common share	$0.40	$0.58	$1.64	$1.61
Dilutive earnings per common share:
Net income available to common stockholders	$13,922	$20,132	$56,917	$53,222
Weighted average common shares	34,740,412	34,602,289	34,727,830	33,006,655
Effect of dilutive shares	685,035	734,847	640,467	661,661
Weighted average dilutive common shares	35,425,447	35,337,136	35,368,297	33,668,316
Dilutive earnings per common share	$0.39	$0.57	$1.61	$1.58

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
The following tables present the operating segment results for the periods presented below (dollars in thousands):

(Dollars in thousands)	As of or for the Three Months Ended September 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$46,050	$64,715	$110,765	$48,766	$53,070	$101,836
Interest expense	(67,110)	—	(67,110)	(61,505)	—	(61,505)
Funds transfer pricing	43,125	(43,125)	—	34,924	(34,924)	—
Net interest income	22,065	21,590	43,655	22,185	18,146	40,331
Provision (benefit) for credit losses	740	105	845	639	189	828
Net income after provision	21,325	21,485	42,810	21,546	17,957	39,503
Noninterest income (1)	10,074	2,188	12,262	22,572	1,457	24,029
Salaries and employee benefits	(19,260)	(2,649)	(21,909)	(22,421)	(1,915)	(24,336)
Occupancy and equipment	(710)	(16)	(726)	(790)	(21)	(811)
Other noninterest expense (2)	(13,186)	(230)	(13,416)	(9,063)	(148)	(9,211)
Noninterest expense	(33,156)	(2,895)	(36,051)	(32,274)	(2,084)	(34,358)
Expense allocation (3)	1,098	(1,098)	—	1,491	(1,491)	—
Net income (loss) before taxes	(659)	19,680	19,021	13,335	15,839	29,174
Income tax expense	176	(4,822)	(4,646)	(3,252)	(3,749)	(7,001)
Net income (loss) before preferred dividends	$(483)	$14,858	$14,375	$10,083	$12,090	$22,173
Average balance sheet assets	$3,484,908	$4,092,981	$7,577,889	$3,609,896	$2,964,970	$6,574,866
Period end assets	$3,465,965	$4,200,647	$7,666,612	$3,474,694	$3,364,886	$6,839,580
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

Northpointe Bancshares, Inc.
Note 20 — Segment Information (continued)

(Dollars in thousands)	As of or for the Nine Months Ended September 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$137,791	$181,516	$319,307	$144,203	$129,876	$274,079
Interest expense	(191,956)	—	(191,956)	(166,839)	—	(166,839)
Funds transfer pricing	116,665	(116,665)	—	85,710	(85,710)	—
Net interest income	62,500	64,851	127,351	63,074	44,166	107,240
Provision (benefit) for credit losses	300	310	610	2,044	662	2,706
Net income after provision	62,200	64,541	126,741	61,030	43,504	104,534
Noninterest income (1)	49,836	6,465	56,301	65,388	3,952	69,340
Salaries and employee benefits	(63,374)	(7,914)	(71,288)	(61,834)	(5,178)	(67,012)
Occupancy and equipment	(2,240)	(51)	(2,291)	(2,641)	(60)	(2,701)
Other noninterest expense (2)	(31,488)	(638)	(32,126)	(25,257)	(480)	(25,737)
Noninterest expense	(97,102)	(8,603)	(105,705)	(89,732)	(5,718)	(95,450)
Expense allocation (3)	4,047	(4,047)	—	3,964	(3,964)	—
Net income before taxes	18,981	58,356	77,337	40,650	37,774	78,424
Income tax expense	(4,678)	(14,383)	(19,061)	(9,717)	(8,941)	(18,658)
Net income before preferred dividends	$14,303	$43,973	$58,276	$30,933	$28,833	$59,766
Average balance sheet assets	$3,544,554	$3,796,368	$7,340,922	$3,575,710	$2,439,842	$6,015,552
Period end assets	$3,465,965	$4,200,647	$7,666,612	$3,474,694	$3,364,886	$6,839,580

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
The following section presents additional information and highlights significant changes in the financial condition of Northpointe Bancshares, Inc. (the “Company”) and our wholly owned subsidiary, Northpointe Bank (the “Bank”), from December 31, 2025 through September 30, 2026, and on our results of operations for the three and nine months ended September 30, 2026 and 2025. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.
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
Our residential lending business provides a comprehensive range of financing options nationwide through two main channels: consumer direct and traditional retail. We are a nationwide mortgage lender, with 105 mortgage originators across 27 states. These channels combine the convenience of online, self-service platforms with the personalized service of an experienced residential mortgage loan officer. Both residential mortgage loan origination channels are supported by our proprietary point-of-service digital platform that streamlines the loan application and closing processes. Our consumer direct and traditional retail channels primarily originate mortgage loans which are saleable through an end investor. In addition, our traditional retail channel selectively originates first-lien home equity lines which are tied seamlessly to a demand deposit sweep account (we refer to the loans we originate as “All-in-One” or “AIO” loans). At September 30, 2026 we had one bank branch located in Grand Rapids, Michigan and physical loan production offices located in 24 cities in 14 states across the country, which are supported by our centralized operations and back-office support teams based in Grand Rapids, Michigan.
Our results of operations are driven by a combination of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities, as well as fee income from a variety of sources. Key components of noninterest income include gains from the sale of loans, loan servicing fees, MPP fees, service charges from our deposit services, and other fees. Our principal operating expense, aside from interest expense, consists of salaries and employee benefits, including commissions paid to loan originators, occupancy and equipment costs, data processing expense, professional fees, and provisions for credit losses. Our income is affected by regulatory, economic, and competitive factors that influence interest rates, residential loan demand and deposits costs. In addition, we are subject to interest rate risk to the degree that our interest-earning assets mature or reprice at different times or at different speeds than our interest-bearing liabilities.

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
Recent Developments
On October 20, 2026, the Company announced its plans to sell the distributed retail and consumer direct mortgage origination channels (the “Mortgage Origination Channels”) and on October 26, 2026 entered into a definitive agreement with CMG Mortgage Inc. and its affiliates (“CMG”). Under the agreement, CMG will pay the Company 15 basis points on any first-lien mortgage originations closed through the Company’s Mortgage Origination Channels until December 31, 2028. The agreement contains customary closing conditions, representation and warranties, covenants, and termination rights and the transaction is expected to be completed by November 30, 2026.
The Company currently estimates restructuring charges of between $6 million and $7 million, with the majority realized during the fourth quarter of 2026, and annualized expense savings of between $50 million and $55 million related to the transaction. Loans currently in process will continue to be closed, and the Company will provide support to the affected team members. Actual restructuring charges and expense savings may differ materially from these estimates. See “Cautionary Note Regarding Forward-Looking Statements.”
The sale of the Mortgage Origination Channels is expected to have a material impact on future net gain on sale of loans, interest earned on loans held for sale, salaries and benefits expense including mortgage production variable compensation, and other components of non-interest expense. As a result, our historical results of operations, including the results of our Retail Banking segment, may not be indicative of future results. Following the transaction, we expect to continue to focus on growth in our MPP business, relationship-based deposits and opportunistic balance sheet acquisitions.

Northpointe Bancshares, Inc.

On October 2, 2026, the Company prepaid $165.0 million of FHLB advances at a discount, recognizing a gain on debt extinguishment of $2.7 million in the fourth quarter of 2026.
On October 26, 2026, the Company announced that its Board of Directors authorized a common stock repurchase program of up to $30 million, which will expire on October 22, 2027. On October 2, 2026, the Company prepaid $165.0 million of FHLB advances at a discount, recognizing a gain on debt extinguishment of $2.7 million in the fourth quarter of 2026.
On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. These changes did not have a material impact on our federal income tax expense or liability for the year ended December 31, 2025 or for the three and nine months ended September 30, 2026. We do not expect these changes to have a material impact on future periods.
Highlights of the Third Quarter of 2026
•Net income available to common stockholders was $13.9 million for the three months ended September 30, 2026, a decrease of $6.2 million, or 30.8%, from $20.1 million for the three months ended September 30, 2025.
•Earnings per diluted common share was $0.39 for the three months ended September 30, 2026, compared to $0.57 for the three months ended September 30, 2025.
•Third quarter of 2026 results were impacted by two notable items:
–$9.3 million combined decrease in fair value of loans held for investment (“HFI”) and lender risk account (“LRA”), partially offset by $5.0 million increase in fair value of mortgage servicing rights (“MSRs”), driven by an increase in market interest rates.
–$3.1 million in operational losses within noninterest expense resulting from an external deposit fraud incident within the retail banking center.
•Net interest income before provision for credit losses was $43.7 million for the three months ended September 30, 2026, an increase of $3.3 million, or 8.2%, from the three months ended September 30, 2025, reflecting strong growth in MPP and AIO loans partially offset by a 15 basis point decrease in net interest margin.
•Noninterest income was $12.3 million for the three months ended September 30, 2026, a decrease of $11.8 million from the three months ended September 30, 2025, due to lower net gain on sale of loans, partially offset by higher loan servicing fees.
•Noninterest expense was $36.1 million for the three months ended September 30, 2026, an increase of $1.7 million from the three months ended September 30, 2025, driven primarily by the external deposit fraud loss mentioned above, partially offset by lower salaries and benefits expense.
•Reduced current period income tax expense by $608,000 through purchase of transferable energy investment tax credits.
•Continued growth in the balance sheet, including:
–MPP balances increased by $775.7 million at September 30, 2026 compared to December 31, 2025.
–AIO loans increased by $165.0 million at September 30, 2026 compared to December 31, 2025, including the purchase of $85.4 million in seasoned AIO loans on September 30, 2026 ($69.9 million net of purchase discount).
–Total deposits increased by $574.1 million at September 30, 2026 compared to December 31, 2025, driven primarily by higher levels of interest-bearing demand deposits, attributable to the growth in the Company’s diversified digital deposit banking platform and new deposit relationships, and brokered CDs.

Northpointe Bancshares, Inc.

•Wholesale funding ratio decreased and liquidity remained stable, with total cash and cash equivalents of $489.9 million at September 30, 2026, as compared to $496.5 million at December 31, 2025.
•As of September 30, 2026, our capital ratios were above all regulatory requirements to be considered well-capitalized.

Northpointe Bancshares, Inc.

Results of Operations
Net Interest Income
The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three months ended September 30, 2026 and 2025:

(Dollars in thousands)	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$6,856,369	$104,078	6.02%	$5,835,496	$94,044	6.39%
Securities, AFS(3)	6,213	82	5.24%	7,116	87	4.85%
Securities, FHLB Stock	76,496	1,779	9.23%	78,621	1,605	8.10%
Interest bearing deposits	519,110	4,826	3.69%	549,657	6,100	4.40%
Total earning assets	7,458,188	110,765	5.89%	6,470,890	101,836	6.24%
Noninterest earning assets(4)	119,701			103,976
Total assets	$7,577,889			$6,574,866
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,429,225	$14,430	4.01%	$1,009,709	$11,246	4.42%
Money market & savings	426,465	3,610	3.36%	325,660	3,143	3.83%
Time	3,163,595	32,375	4.06%	3,063,371	33,780	4.37%
Total interest-bearing deposits	5,019,285	50,415	3.98%	4,398,740	48,169	4.34%
Sub debt	111,984	2,420	8.57%	29,189	679	9.23%
Borrowings	1,434,141	14,275	3.95%	1,245,949	12,657	4.03%
Total interest-bearing liabilities	6,565,410	67,110	4.06%	5,673,878	61,505	4.30%
Noninterest-bearing liabilities
Noninterest-bearing deposits	319,378			234,252
Other noninterest-bearing liabilities	66,446			48,425
Total noninterest-bearing liabilities	385,824			282,677
Equity	626,655			618,311
	$7,577,889			$6,574,866
Net interest spread(5)			1.84%			1.94%
Net interest margin(6)		$43,655	2.32%		$40,331	2.47%
____________________
(1)Loan balances include loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $50,000 and $44,000 for the three months ended September 30, 2026 and 2025, respectively, are included in interest income.
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

Northpointe Bancshares, Inc.

The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Interest-Earning Assets
Loans(1)(2)	$6,608,266	$299,118	6.05%	$5,327,769	$252,376	6.33%
Securities, AFS(3)	6,177	199	4.31%	8,970	399	5.95%
Securities, FHLB Stock	77,676	5,305	9.13%	72,623	4,786	8.81%
Interest bearing deposits	533,553	14,685	3.68%	500,241	16,518	4.41%
Total earning assets	7,225,672	319,307	5.91%	5,909,603	274,079	6.20%
Noninterest earning assets(4)	115,250			105,949
Total assets	$7,340,922			$6,015,552
Interest-Bearing Liabilities
Deposits:
Transaction Accounts	$1,269,568	$37,788	3.98%	$839,210	$27,630	4.40%
Money market & savings	483,737	12,411	3.43%	329,685	9,506	3.86%
Time	3,080,742	92,386	4.01%	2,743,269	90,925	4.43%
Total interest-bearing deposits	4,834,047	142,585	3.94%	3,912,164	128,061	4.38%
Sub debt	106,875	7,041	8.81%	29,166	2,244	10.29%
Borrowings	1,430,508	42,330	3.96%	1,235,247	36,534	3.95%
Total interest-bearing liabilities	6,371,430	191,956	4.03%	5,176,577	166,839	4.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	304,684			214,521
Other noninterest-bearing liabilities	57,884			41,027
Total noninterest-bearing liabilities	362,568			255,548
Equity	606,924			583,427
	$7,340,922			$6,015,552
Net interest spread(5)			1.88%			1.89%
Net interest margin(6)		$127,351	2.36%		$107,240	2.43%
____________________
(1)Loan balances include loans HFI and held for sale. Nonaccrual loans are included in total loan balances and no adjustment has been made for these loans in the yield calculation. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)Net loan fees of $152,000 and $114,000 for the nine months ended September 30, 2026 and 2025, respectively, are included in interest income.
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

Northpointe Bancshares, Inc.

For the three months ended September 30, 2026, net interest income was $43.7 million, an increase of $3.3 million, or 8.2%, from $40.3 million for the same period in 2025. This increase was driven primarily by a $987.3 million increase in average interest-earning assets partially offset by a 15 basis point decrease in net interest margin.
For the nine months ended September 30, 2026, net interest income was $127.4 million, an increase of $20.1 million, or 18.8%, from $107.2 million for the same period in 2025. This increase was driven primarily by a 22.3% increase in average interest-earning assets partially offset by a 7 basis point decrease in net interest margin.
The increase in average interest-earning assets for the three and nine month periods ended September 30, 2026, as compared to the same periods in 2025, reflected the strong growth within the MPP and AIO portfolios, partially offset by the continued run-off from the remainder of the loans HFI portfolio.
Net interest margin was 2.32% for the three months ended September 30, 2026, a decrease of 15 basis points from 2.47% for the three months ended September 30, 2025. This decrease was driven primarily by lower average yields on interest-earning assets, partially offset by a decrease in the average rate paid on interest-bearing deposits and an improvement in the mix of interest-earning assets.
Net interest margin was 2.36% for the nine months ended September 30, 2026, a decrease of 7 basis points from 2.43% for the nine months ended September 30, 2025. This decrease was driven primarily by a decrease in the average yield earned on interest-earning assets, which outpaced the decrease in the average rate paid on interest-bearing deposits.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2026 vs 2025			2026 vs 2025
	Variance Due To			Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest-Earning Assets
Loans	$16,452	$(6,418)	$10,034	$60,657	$(13,915)	$46,742
Securities, AFS	(11)	6	(5)	(124)	(76)	(200)
Securities, FHLB Stock	(43)	217	174	333	186	519
Interest-bearing deposits	(339)	(935)	(1,274)	1,100	(2,933)	(1,833)
Total interest-earning assets	16,059	(7,130)	8,929	61,966	(16,738)	45,228
Interest-Bearing Liabilities
Deposits:
Transaction accounts	4,672	(1,488)	3,184	14,171	(4,013)	10,158
Money market & savings	972	(505)	467	4,442	(1,537)	2,905
Time	1,105	(2,510)	(1,405)	11,186	(9,725)	1,461
Total interest-bearing deposits	6,749	(4,503)	2,246	29,799	(15,275)	14,524
Sub debt	1,930	(189)	1,741	5,979	(1,182)	4,797
Borrowings	1,912	(294)	1,618	5,775	21	5,796
Total interest-bearing liabilities	10,591	(4,986)	5,605	41,553	(16,436)	25,117
Net interest income / margin	$5,468	$(2,144)	$3,324	$20,413	$(302)	$20,111

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
For the three months ended September 30, 2026, the total provision (including both loans and unfunded commitments) for credit losses was $845,000, as compared to $828,000 for the same period in 2025. The provision for credit losses for the three months ended September 30, 2026 reflected net charge-offs of $429,000 and an increase of $524,000 in allowance for credit losses, which was primarily attributable to higher forecasted loss rates resulting from an update to Moody’s credit models, partially offset by lower allowance from an improvement in qualitative factors. The provision for credit losses for the three months ended September 30, 2025 reflected net charge-offs of $977,000 and a $125,000 decrease in allowance for credit losses.
For the nine months ended September 30, 2026, the total provision (including both loans and unfunded commitments) for credit losses was $610,000, as compared to $2.7 million for the same period in 2025. This decrease was driven primarily by lower net charge-offs and a continued improvement in the mix of loans and credit migration trends.
Noninterest Income
The following table presents the major components of our noninterest income for the three and nine month periods ended September 30, 2026 and 2025:

(Dollars in thousands) Noninterest Income	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Service charges on deposits and other fees	$343	$217	$126	58.1%
Loan servicing fees	7,589	1,117	6,472	579.4%
MPP fees	2,188	1,457	731	50.2%
Net gain on sale of loans	2,188	20,953	(18,765)	(89.6)%
Other noninterest income	(46)	285	(331)	(116.1)%
	$12,262	$24,029	$(11,767)	(49.0)%

(Dollars in thousands) Noninterest Income	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Service charges on deposits and other fees	$922	$635	$287	45.2%
Loan servicing fees	13,405	3,637	9,768	268.6%
MPP fees	6,465	3,952	2,513	63.6%
Net gain on sale of loans	35,780	58,892	(23,112)	(39.2)%
Other noninterest income	(271)	2,224	(2,495)	(112.2)%
	$56,301	$69,340	$(13,039)	(18.8)%
For the three months ended September 30, 2026, noninterest income was $12.3 million, a decrease of $11.8 million compared to the same period in 2025, driven primarily by lower net gain on sale of loans, partially offset by higher loan servicing fees and MPP fees. For the nine months ended September 30, 2026, noninterest income was $56.3 million, a decrease of $13.0 million compared to the same period in 2025, driven primarily by lower net gain on sale of loans and other noninterest income, partially offset by higher service charges on deposits, loan servicing fees and higher MPP fees. These decreases are explained further in the following tables and commentary below.

Northpointe Bancshares, Inc.

The following tables present the major components of our loan servicing fees and net gain on sale of loans for the three and nine month periods ended September 30, 2026 and 2025:

(Dollars in thousands) Loan Servicing Fees	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Fees on servicing	$2,577	$2,027	$550	27.1%
Change in fair value of MSRs (1)	5,012	(910)	5,922	(650.8)%
	$7,589	$1,117	$6,472	579.4%

(1) Includes change in fair value and paid in full MSRs.

(Dollars in thousands) Loan Servicing Fees	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Fees on servicing	$7,191	$5,556	$1,635	29.4%
Change in fair value of MSRs (1)	6,214	(1,919)	8,133	(423.8)%
	$13,405	$3,637	$9,768	268.6%

(1) Includes change in fair value and paid in full MSRs.
For the three months ended September 30, 2026, loan servicing fees increased by $6.5 million compared to the same period in 2025. For the nine months ended September 30, 2026, loan servicing fees increased by $9.8 million compared to the same period in 2025. The increase from both comparable periods was driven primarily by changes in fair value on MSRs, consistent with the increase in market rates and associated decrease in prepayment speeds, and higher fees on servicing from the increase in volume of loans serviced for others.
For the three months ended September 30, 2026, MPP fees increased by $731,000 compared to the same period in 2025. For the nine months ended September 30, 2026, MPP fees increased by $2.5 million compared to the same period in 2025. The increase from both comparable periods reflects higher levels of funded loans in the MPP business.

(Dollars in thousands) Net Gain on Sale of Loans	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Capitalized MSRs	$2,940	$1,285	$1,655	128.8%
Change in fair value of loans (1)	(12,778)	725	(13,503)	(1862.5)%
Gain/loss on sale of portfolio loans (2)	(43)	1,234	(1,277)	(103.5)%
Gain on sale of loans, net (2)	12,069	17,709	(5,640)	(31.8)%
	$2,188	$20,953	$(18,765)	(89.6)%

Total net gain on sale of loans	$2,188	$20,953	$(18,765)	(89.6)%
Remove: change in fair value of loans HFI and LRA	9,284	(2,229)	11,513	(516.5)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$11,515	$17,490	$(5,975)	(34.2)%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.

Northpointe Bancshares, Inc.

(Dollars in thousands) Net Gain on Sale of Loans	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Capitalized MSRs	$7,928	$3,254	$4,674	143.6%
Change in fair value of loans (1)	(13,596)	8,743	(22,339)	(255.5)%
Gain/loss on sale of portfolio loans	(43)	1,234	(1,277)	(103.5)%
Gain on sale of loans, net (2)	41,491	45,661	(4,170)	(9.1)%
	$35,780	$58,892	$(23,112)	(39.2)%

Total net gain on sale of loans	$35,780	$58,892	$(23,112)	(39.2)%
Remove: change in fair value of loans HFI and LRA	9,848	(7,739)	17,587	(227.3)%
Total net gain on sale of loans, excluding portfolio sales and LRA / HFI fair value adjustments	$45,671	$49,919	$(4,248)	(8.5)%
(1) Includes the change in fair value of interest rate locks, loans held for sale, and loans HFI.
(2) Includes (a) net gain on sale of loans, (b) loan origination fees, points and costs, (c) provision from investor reserves, (d) gain or loss from forward commitments from hedging, and (e) fair value of lender risk account.

For the three months ended September 30, 2026, net gain on sale of loans decreased by $18.8 million, as compared to the same period in 2025. Net gain on sale of loans in the three months ended September 30, 2026 included a decrease of $9.3 million from the combined change in fair value of loans HFI and LRA, both attributable to the change in market interest rates. For the three months ended September 30, 2025, the combined change in fair value of loans HFI and LRA was a net increase of $2.2 million, attributable to the change in market interest rates. Excluding these items, net gain on sale of loans was $11.5 million for the three months ended September 30, 2026, down $6.0 million from $17.5 million for the three months ended September 30, 2025. This decrease was driven primarily by lower saleable residential mortgage rate lock commitments.
For the nine months ended September 30, 2026, net gain on sale of loans decreased by $23.1 million, as compared to the same period in 2025. Net gain on sale of loans in the nine months ended September 30, 2026 included a decrease of $9.8 million from the combined change in fair value of loans HFI and LRA, both attributable to the change in market interest rates. For the nine months ended September 30, 2025, the combined change in fair value of loans HFI and LRA was a net increase of $7.7 million, attributable to the change in market interest rates. Excluding these items, net gain on sale of loans was $45.7 million for the nine months ended September 30, 2026, down $4.2 million from $49.9 million for the nine months ended September 30, 2025. This decrease was driven primarily by lower saleable residential mortgage rate lock commitments.
For the nine months ended September 30, 2026, other noninterest income decreased by $2.5 million, as compared to the same period in 2025, as we recognized a $2.0 million gain on debt extinguishment of $102.5 million in FHLB advances during the nine months ended September 30, 2025, and did not have any such debt extinguishment gain or loss for the same period in 2026.

Northpointe Bancshares, Inc.

Noninterest Expense
The following tables present the major components of our noninterest expense for the three and nine month periods ended September 30, 2026 and 2025:

(Dollars in thousands) Noninterest Expense	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and employee benefits	21,909	24,336	$(2,427)	(10.0)%
Occupancy and equipment	726	811	(85)	(10.5)%
Data processing expense	2,604	2,190	414	18.9%
Professional fees	1,492	1,701	(209)	(12.3)%
Other taxes and insurance	1,955	1,998	(43)	(2.2)%
Other	7,365	3,322	4,043	121.7%
	$36,051	$34,358	$1,693	4.9%

(Dollars in thousands) Noninterest Expense	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and employee benefits	71,288	67,012	$4,276	6.4%
Occupancy and equipment	2,291	2,701	(410)	(15.2)%
Data processing expense	7,473	6,451	1,022	15.8%
Professional fees	4,172	4,722	(550)	(11.6)%
Other taxes and insurance	6,179	4,974	1,205	24.2%
Other	14,302	9,590	4,712	49.1%
	$105,705	$95,450	$10,255	10.7%
For the three months ended September 30, 2026, noninterest expense was $36.1 million, an increase of $1.7 million, compared to the same period in 2025. For the nine months ended September 30, 2026, noninterest expense was $105.7 million, an increase of $10.3 million, compared to the same period in 2025. These increases are explained further in the following tables and commentary below.
The tables below identify the primary components of salaries and benefits expense for the three and nine month periods ended September 30, 2026 and 2025:

(Dollars in thousands) Salaries and Employee Benefits	For the Three Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and other compensation	$8,735	$8,177	$558	6.8%
Salary deferral from loan origination	(1,322)	(1,151)	(171)	14.9%
Bonus and incentive compensation	3,585	5,425	(1,840)	(33.9)%
MPP - variable compensation	1,502	1,075	427	39.7%
Mortgage production - variable compensation	6,411	7,578	(1,167)	(15.4)%
Employee benefits	2,998	3,232	(234)	(7.2)%
Total salaries and employee benefits	$21,909	$24,336	$(2,427)	(10.0)%

Northpointe Bancshares, Inc.

(Dollars in thousands) Salaries and Employee Benefits	For the Nine Months Ended September 30,		$ Increase (Decrease)	% Change
	2026	2025
Salaries and other compensation	$26,134	$23,845	$2,289	9.6%
Salary deferral from loan origination	(3,586)	(3,110)	(476)	15.3%
Bonus and incentive compensation	12,459	12,631	(172)	(1.4)%
MPP - variable compensation	4,527	2,751	1,776	64.6%
Mortgage production - variable compensation	21,711	21,365	346	1.6%
Employee benefits	10,043	9,530	513	5.4%
Total salaries and employee benefits	$71,288	$67,012	$4,276	6.4%
For the three months ended September 30, 2026, total salaries and employee benefits decreased by $2.4 million compared to the same period in 2025. For the nine months ended September 30, 2026, salaries and employee benefits increased by $4.3 million compared to the same period in 2025. The decrease from the three months ended September 30, 2025 was due to lower bonus and incentive compensation tied to Company performance and lower variable compensation on mortgage production. The increase from the nine months ended September 30, 2025 was driven primarily by higher salaries and other compensation as the Company enhanced its compliance, risk and information technology areas after going public early in 2025, as well as higher variable compensation on MPP performance.
For the three months ended September 30, 2026, other taxes and insurance decreased by $43,000 compared to same period in 2025. For the nine months ended September 30, 2026, other taxes and insurance increased by $1.2 million compared to same period in 2025. The increase from the nine months ended September 30, 2025 was driven primarily by higher FDIC assessment expense, which fluctuates with changes in assets, wholesale funding mix and utilization of capital.
For the three months ended September 30, 2026, other non-interest expense increased by $4.0 million compared to same period in 2025. For the nine months ended September 30, 2026, other non-interest expense increased by $4.7 million compared to the same period in 2025. The increases in both comparable periods were driven primarily by additional expenses associated with the external deposit fraud loss noted above.
Income Tax Expense
For the three months ended September 30, 2026, total income tax expense was $4.6 million, as compared to $7.0 million for the same period in 2025. For the nine months ended September 30, 2026, total income tax expense was $19.1 million, as compared to $18.7 million for the same period in 2025. The effective tax rate was 24.43% and 24.65% for the three and nine months ended September 30, 2026, respectively, as compared to 24.00% and 23.79% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for both the three and nine months ended September 30, 2026 was reduced by tax benefits associated with the purchase of transferable energy tax credits.
Preferred Stock Dividends
For the three months ended September 30, 2026, preferred stock dividends totaled $453,000, as compared to $2.0 million for the same period in 2025. For the nine months ended September 30, 2026, preferred stock dividends totaled $1.4 million, as compared to $6.5 million for the same period in 2025. This decrease from both comparable periods was due to the redemption of the remaining 77,000 shares of our Series A Preferred Stock which occurred during the fourth quarter of 2025.
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
The following tables present our reported segment results for the three and nine month periods ended September 30, 2026 and 2025:

(Dollars in thousands)	As of or for the Three Months Ended September 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$46,050	$64,715	$110,765	$48,766	$53,070	$101,836
Interest expense	(67,110)	—	(67,110)	(61,505)	—	(61,505)
Funds transfer pricing	43,125	(43,125)	—	34,924	(34,924)	—
Net interest income	22,065	21,590	43,655	22,185	18,146	40,331
Provision (benefit) for credit losses	740	105	845	639	189	828
Net income after provision	21,325	21,485	42,810	21,546	17,957	39,503
Noninterest income (1)	10,074	2,188	12,262	22,572	1,457	24,029
Salaries and employee benefits	(19,260)	(2,649)	(21,909)	(22,421)	(1,915)	(24,336)
Occupancy and equipment	(710)	(16)	(726)	(790)	(21)	(811)
Other noninterest expense (2)	(13,186)	(230)	(13,416)	(9,063)	(148)	(9,211)
Noninterest expense	(33,156)	(2,895)	(36,051)	(32,274)	(2,084)	(34,358)
Expense allocation (3)	1,098	(1,098)	—	1,491	(1,491)	—
Net income before taxes	(659)	19,680	19,021	13,335	15,839	29,174
Income tax expense	176	(4,822)	(4,646)	(3,252)	(3,749)	(7,001)
Net income (loss) before preferred dividends	$(483)	$14,858	$14,375	$10,083	$12,090	$22,173
Average balance sheet assets	$3,484,908	$4,092,981	$7,577,889	$3,609,896	$2,964,970	$6,574,866
Period end assets	$3,465,965	$4,200,647	$7,666,612	$3,474,694	$3,364,886	$6,839,580
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

Northpointe Bancshares, Inc.

(Dollars in thousands)	As of or for the Nine Months Ended September 30,
	2026			2025
	Retail Banking	MPP	Total	Retail Banking	MPP	Total
Interest income	$137,791	$181,516	$319,307	$144,203	$129,876	$274,079
Interest expense	(191,956)	—	(191,956)	(166,839)	—	(166,839)
Funds transfer pricing	116,665	(116,665)	—	85,710	(85,710)	—
Net interest income	62,500	64,851	127,351	63,074	44,166	107,240
Provision (benefit) for credit losses	300	310	610	2,044	662	2,706
Net income after provision	62,200	64,541	126,741	61,030	43,504	104,534
Noninterest income (1)	49,836	6,465	56,301	65,388	3,952	69,340
Salaries and employee benefits	(63,374)	(7,914)	(71,288)	(61,834)	(5,178)	(67,012)
Occupancy and equipment	(2,240)	(51)	(2,291)	(2,641)	(60)	(2,701)
Other noninterest expense (2)	(31,488)	(638)	(32,126)	(25,257)	(480)	(25,737)
Noninterest expense	(97,102)	(8,603)	(105,705)	(89,732)	(5,718)	(95,450)
Expense allocation (3)	4,047	(4,047)	—	3,964	(3,964)	—
Net income before taxes	18,981	58,356	77,337	40,650	37,774	78,424
Income tax expense	(4,678)	(14,383)	(19,061)	(9,717)	(8,941)	(18,658)
Net income (loss) before preferred dividends	$14,303	$43,973	$58,276	$30,933	$28,833	$59,766
Average balance sheet assets	$3,544,554	$3,796,368	$7,340,922	$3,575,710	$2,439,842	$6,015,552
Period end assets	$3,465,965	$4,200,647	$7,666,612	$3,474,694	$3,364,886	$6,839,580

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

MPP
For the three months ended September 30, 2026, our MPP segment reported net income before preferred dividends of $14.9 million, an increase of $2.8 million, or 22.9%, over the $12.1 million reported for the same period in 2025. This increase was driven primarily by a 38.0% increase in average balances which drove higher net interest income and fees, partially offset by higher non-interest expense and lower net interest margin. For the nine months ended September 30, 2026, our MPP segment reported net income before preferred dividends of $44.0 million, an increase of $15.1 million, or 52.5%, over the $28.8 million reported for the same period in 2025. This increase was driven primarily by a 55.6% increase in average balances which drove higher net interest income and fees, partially offset by higher non-interest expense and lower net interest margin. The increase in average balances in both comparable periods reflects strong growth in MPP facilities from new customer acquisition and market share gains, along with increased balances from existing customers.
Retail Banking
For the three months ended September 30, 2026, our Retail Banking segment reported net loss before preferred dividends of $483,000, a decrease of $10.6 million, or 104.8%, from $10.1 million in net income before preferred dividends for the same period in 2025. This decrease was driven primarily by lower non-interest income, reflecting lower net gain on the sale of loans from the fair value decreases driven by market rate movements and a lower level of saleable mortgage originations, as well as higher non-interest expense from the external deposit fraud loss. For the nine months ended September 30, 2026, our Retail Banking segment reported net income before preferred dividends of $14.3 million, a decrease of $16.6 million, or 53.8%, from the $30.9 million reported for the same period in 2025. This decrease was driven primarily by lower non-interest income and higher noninterest expense, particularly salaries and employee benefits.

Northpointe Bancshares, Inc.

Discussion and Analysis of Financial Condition

The following table summarizes selected components of our balance sheets at September 30, 2026 and December 31, 2025:

	September 30,	December 31,	$ Increase (Decrease)	% Change
(Dollars in thousands)	2026	2025
BALANCE SHEET DATA
Total assets	$7,666,612	$7,022,825	$643,787	9.2%
Cash and cash equivalents	489,901	496,459	(6,558)	(1.3)%
Equity and debt securities	6,141	6,085	56	0.9%
FHLB stock	77,207	80,109	(2,902)	(3.6)%
Loans HFI and loans held for sale, net	6,956,778	6,320,305	636,473	10.1%
Lender risk account	27,350	30,446	(3,096)	(10.2)%
Deposits	5,443,759	4,869,667	574,092	11.8%
Borrowings	1,427,500	1,439,500	(12,000)	(0.8)%
Subordinated debentures	117,038	96,915	20,123	20.8%
Total equity capital	624,689	569,042	55,647	9.8%

Total Assets
Total assets were $7.67 billion at September 30, 2026 compared to $7.02 billion at December 31, 2025. This $643.8 million increase in total assets was driven primarily by higher loan balances, including loans HFI and loans held for sale, which increased by $636.5 million over the prior year end period.
Loan Portfolio
The following table presents the balance and associated percentage of each major loan type within our portfolio, including net deferred fees and costs and purchase discount, as of the dates indicated:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
Residential:
Construction	$6,445	0.09%	$17,430	0.28%
All-in-One (AIO)(1)	897,609	12.88%	732,583	11.57%
Other consumer / home equity(1)	45,635	0.66%	55,550	0.88%
Residential mortgage(2)	1,622,937	23.30%	1,775,508	28.05%
Commercial	20,418	0.29%	15,521	0.25%
MPP	4,200,647	60.30%	3,424,935	54.10%
Total loans HFI	6,793,691	97.52%	6,021,527	95.12%
Loans held for sale	173,047	2.48%	309,213	4.88%
Total gross loans (HFI and HFS)	$6,966,738	100.00%	$6,330,740	100.00%
_____________________
(1)AIO and other consumer / home equity are aggregated into home equity lines of credit loans within the tables in our consolidated financial statements.
(2)Residential mortgage loans consist of closed end first liens, closed end second liens, and land development loans.
Our loan portfolio includes both loans HFI and loans held for sale. Our loans HFI portfolio comprises 98% of our total gross loans.

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
Residential mortgage loans include fixed or adjustable-rate residential real estate loans collateralized by one-to-four family properties. Our portfolio is geographically diversified across the United States. To mitigate interest rate risk, most of the loans we choose to hold in our portfolio are floating rate loans. The majority of our residential mortgage loans at September 30, 2026 were first liens.
AIO loans are floating rate, first mortgage revolving equity loans that include a checking account linked to the revolving equity loans.
We also have a smaller portfolio of construction loans, home equity lines of credit (non-AIO), and commercial loans, which combined represented less than approximately 1% of the overall loan portfolio as of September 30, 2026.
At September 30, 2026, our total loans net of allowance for credit losses including loans held for sale was $6.96 billion, as compared to $6.32 billion on December 31, 2025. This increase of $636.5 million since year end 2025 was driven primarily by the strong growth in MPP balances, which increased by $775.7 million, reflecting the strength of scalable technology, long-standing strong relationships built by account executives since inception, as well as our ability to capitalize on recent market disruption within the business line. Another key driver of our overall loan growth is growth in our AIO loans, which increased by $165.0 million to $897.6 million at September 30, 2026 from $732.6 million at December 31, 2025. This increase includes our September 30, 2026 purchase of $85.4 million in seasoned AIO loans ($69.9 million net of purchase discount) discussed above.
As of September 30, 2026, residential mortgage comprised 23.30% of our total loan portfolio compared to 60.30% for MPP and 12.88% for AIO loans. As of December 31, 2025, residential mortgage comprised 28.05% of our total loan portfolio compared to 54.10% for MPP and 11.57% for AIO loans. The reduction in residential mortgage loans as a percentage of total loans reflects normal amortization and pay-offs, as we continue to focus on growing our two main portfolios, AIO and MPP. Outside of these two portfolios, no other significant loans are being added to the loans HFI portfolio. While MPP represents a significant and growing portion of our loan portfolio, management actively monitors concentration risk, liquidity characteristics, and counterparty exposure associated with this business line.
Contractual Maturities and Rate Structures of Loan Portfolio
The following table sets forth the contractual maturities and rate structures at September 30, 2026 and December 31, 2025:
Contractual Loan Maturities as of September 30, 2026

	Due in 1 Year or less		Due after 1 Year through 5 years		Due after 5 Years through 15 years		Due after 15 years		Total
(Dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Residential
Construction	$716	$—	$—	$—	$—	$—	$5,575	$154	$6,445
All-in-One (AIO)(1)	—	—	—	—	187	69,728	—	827,694	897,609
Other consumer / home equity(1)	—	—	—	—	—	275	—	45,360	45,635
Residential mortgage(2)	19	28	669	226	12,891	11,603	365,962	1,231,539	1,622,937
Commercial	—	20,000	418	—	—	—	—	—	20,418
MPP	—	4,200,647	—	—	—	—	—	—	4,200,647
Total loans HFI	735	4,220,675	1,087	226	13,078	81,606	371,537	2,104,747	6,793,691
Retail loans held for sale	—	—	—	—	1,053	—	22,380	149,614	173,047
Total gross loans (HFI and HFS)	$735	$4,220,675	$1,087	$226	$14,131	$81,606	$393,917	$2,254,361	$6,966,738
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
As of September 30, 2026, 61% of our total loan portfolio had a contractual maturity of less than one year, up from 54% at December 31, 2025. The increase was primarily due to growth in our MPP business over this period. Our MPP facilities are floating rate and generally have terms of 30 days or less given that is the time period that a funded mortgage stays in our mortgage banking client’s facility prior to the sale of the mortgage in the secondary market. Very few of our loans have intermediate contractual maturities of between one and fifteen years. As of September 30, 2026, 38% of total loans had contractual maturities of longer than 15 years, compared to 45% at December 31, 2025. Within our two largest categories of long duration loans as of September 30, 2026, 77% of residential mortgage and 100% of our AIO loans were floating rate.

Northpointe Bancshares, Inc.

Nonperforming Assets
The following table provides details of our nonperforming and restructured assets (including both loans HFI and loans held for sale) as of the dates presented and certain other related information:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans(1):
Commercial	190	243
Construction	1,501	1,176
Land development	3,980	4,573
Home equity lines of credit	14,888	13,784
First lien mortgage	34,641	34,974
First lien mortgage wholly or partially guaranteed by the U.S Government	25,164	25,708
Junior lien mortgage	2,570	1,556
MPP	—	—
	82,934	82,014
Loans past due 90 days or more and still accruing(1):
Commercial	—	—
Construction	—	1,329
Land development	—	—
Home equity lines of credit	—	588
First lien mortgage	7,477	4,480
First lien mortgage wholly or partially guaranteed by the U.S Government	1,870	2,554
Junior lien mortgage	431	—
MPP	—	—
	9,778	8,951
Total nonperforming loans	92,712	90,965
Other real estate owned	2,823	1,720
Total nonperforming assets	$95,535	$92,685
Nonaccrual loans to total loans	1.19%	1.30%
Nonperforming loans to total loans	1.33%	1.44%
Nonperforming assets to total assets	1.25%	1.32%
Allowance for credit losses to nonaccrual loans	12.01%	12.72%
Ratios excluding loans wholly or partially guaranteed by the U.S Government
Nonaccrual loans to total loans	0.83%	0.89%
Nonperforming loans to total loans	0.94%	0.99%
Nonperforming assets to total assets	0.89%	0.92%
Allowance for credit losses to nonaccrual loans	17.24%	18.53%
_____________________
(1)Includes loans which are reported at fair value (see Note 17 of our consolidated financial statements).
At September 30, 2026, nonperforming assets were $95.5 million compared to $92.7 million at December 31, 2025. Nonperforming assets as a percent of total assets decreased to 1.25% at September 30, 2026, compared to 1.32% at December 31, 2025, reflecting the growth in our MPP portfolio which does not have any non-performing assets.
A material portion of the Company's non-performing loans are wholly or partially guaranteed by the U.S. Government, so asset quality metrics within this Quarterly Report on Form 10-Q are shown with and without these guaranteed loans. Excluding the portion of our loans that are wholly or partially guaranteed by the U.S. Government, nonperforming assets to total assets

Northpointe Bancshares, Inc.

decreased to 0.89% at September 30, 2026, compared to 0.92% at December 31, 2025. At September 30, 2026, approximately 29% of our nonperforming loans have a form of government guarantee.
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

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Dollars	% of Total	Dollars	% of Total
Collectively evaluated for impairment:
Commercial	$46	0.5%	$61	0.6%
Construction	309	3.1%	668	6.4%
Land development	1,033	10.4%	1,386	13.3%
Home equity lines of credit	2,211	22.2%	1,978	19.0%
First lien mortgage	2,856	28.7%	3,048	29.2%
Junior lien mortgage	1,281	12.9%	1,608	15.4%
MPP	1,680	16.9%	1,370	13.1%
	9,416	94.5%	10,119	97.0%
Individually evaluated for impairment	544	5.5%	311	3.0%
Unallocated	—	—%	5	—%
	544	5.5%	316	3.0%
Total allowance for credit losses	$9,960	100.0%	$10,435	100.0%

Northpointe Bancshares, Inc.

The following table provides an analysis of the activity in our allowance for the periods indicated:

(Dollars in thousands)	For the Three Months Ended
	September 30, 2026		September 30, 2025
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$6,793,691		$5,967,235
Loans HFI (excluding fair value loans)	$6,642,236		$5,787,844
Beginning allowance for credit losses	$9,436		$12,375
Initial ACL on PCD Acquired AIO Loans	—		—
Initial ACL on PSL Acquired AIO Loans	33		—
Net charge-offs (recoveries):
Commercial	(2)	-0.01%	(1)	-0.39%
Construction	90	0.96%	—	0.00%
Land development	10	0.01%	20	0.06%
Home equity lines of credit	51	0.01%	284	0.15%
First lien mortgage	99	0.01%	493	0.10%
Junior lien mortgage	181	0.28%	181	0.96%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	429		977
Provision for credit losses	920		852
Ending allowance for credit losses	$9,960		$12,250

Allowance for credit losses to loans HFI	0.15%		0.21%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.15%		0.21%
Net charge-offs (recoveries) to average loans	0.02%		0.07%

(1) Net charge-offs annualized for interim period.

Northpointe Bancshares, Inc.

(Dollars in thousands)	For the Nine Months Ended
	September 30, 2026		September 30, 2025
	Activity	% of Average Loans HFI (1)	Activity	% of Average Loans HFI (1)
Loans HFI	$6,793,691		$5,967,235
Loans HFI (excluding fair value loans)	$6,642,236		$5,787,844
Beginning allowance for credit losses	$10,435		$11,190
Initial ACL on PCD Acquired AIO Loans	—		—
Initial ACL on PSL Acquired AIO Loans	34		—
Net charge-offs (recoveries):
Commercial	(113)	-0.76%	(8)	-0.34%
Construction	141	1.18%	—	0.00%
Land development	24	0.02%	22	0.02%
Home equity lines of credit	353	0.04%	552	0.10%
First lien mortgage	515	0.03%	928	0.07%
Junior lien mortgage	304	0.45%	231	0.40%
MPP	—	0.00%	—	0.00%
Total net charge-offs (recoveries)	1,224		1,725
Provision (benefit) for credit losses	715		2,785
Ending allowance for credit losses	$9,960		$12,250

Allowance for credit losses to loans HFI	0.15%		0.21%
Allowance for credit losses to loans HFI (excluding fair value loans)	0.15%		0.21%
Net charge-offs (recoveries) to average loans	0.02%		0.03%

(1) Net charge-offs annualized for interim period.

The ACL was 0.15% of total loans HFI at September 30, 2026, as compared to 0.17% as of December 31, 2025. This ratio includes MPP balances, which carry significantly lower reserves given the lack of loss history, and fair value loans, which are not included in the ACL calculation.
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
Our ACL, and associated percentage of total loans, reflect the relative credit risk of our loan portfolio. These include the seasoning of the portfolio, LTV, FICO score, debt to income ratio (“DTI”) and collateral coverage. Given these risk characteristics, and the stark contrast to other financial institutions with a commercial heavy loan portfolio, our allowance and associated ratios will be much lower than those of bank peers with similar asset size. This nuance is also evidenced by the low level of charge-offs we have historically incurred. Additionally, as discussed above, our MPP portfolio makes up an increasing portion of our total loan portfolio and we have yet to experience any loss on that portfolio. We also have purchased mortgage insurance on certain high loan to value loans, further minimizing our loss potential on those loans. Our annualized net charge-off rate was 0.02% for the three months ended September 30, 2026 and 0.02% for the nine months ended September 30, 2026 compared to 0.07% and 0.03%, respectively, for the same periods in 2025.

Northpointe Bancshares, Inc.

Investment Portfolio
The Company has historically maintained a very small debt securities portfolio relative to other banking institutions, preferring to invest in highly liquid loans or hold our liquidity in cash or cash equivalents. At September 30, 2026, debt securities totaled $4.9 million, or 0.06%, of total assets compared to $4.7 million, or 0.07%, at December 31, 2025.
The following table presents the carrying value of our investment portfolio as of the dates indicated:

(Dollars in thousands)	September 30, 2026		December 31, 2025
	Carrying Value	% of Total	Carrying Value	% of Total
Available for sale securities:
Corporate debt	$4,858	100.0%	$4,738	100.0%
Total available for sale securities	4,858	100.0%	4,738	100.0%
Total investment securities	$4,858	100.0%	$4,738	100.0%
The individual bond held by the Company moved to a variable rate during the three months ended September 30, 2026 as designated in the bond instrument.
The following tables present the par value of our debt securities by their stated maturities, as well as the weighted average yields for each maturity range as of the dates indicated (dollars in thousands):

September 30, 2026	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)	Par Value	Weighted Avg Yield(1)
Available for sale securities:
Corporate debt	—	—	—	—	$5,000	7.11%	—	—	$5,000	7.11%
Total available for sale securities	—	—	—	—	5,000	7.11%	—	—	5,000	7.11%
Total investment securities	—	—	—	—	$5,000	7.11%	—	—	$5,000	7.11%
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
Deposits
Deposits are the primary source of funding for our business operations. At September 30, 2026, total deposits were $5.44 billion, as compared to $4.87 billion at December 31, 2025. This $574.1 million increase in deposits from year end 2025 was driven primarily by growth in interest bearing demand and time deposits.

Northpointe Bancshares, Inc.

The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	For the Nine Months Ended			For the Year Ended
(Dollars in thousands)	September 30, 2026			December 31, 2025
	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits	Average Amount	Weighted Avg Rate Paid	Percent of Total Deposits
Noninterest bearing demand	$304,684	0.00%	6%	$234,109	0.00%	5%
Interest bearing demand	1,269,568	3.98%	25%	865,349	4.34%	20%
Savings & money market	483,737	3.43%	9%	379,012	3.79%	9%
Time	3,080,742	4.01%	60%	2,856,257	4.37%	66%
Total deposits	$5,138,731	3.71%	100%	$4,334,727	4.08%	100%
The following tables set forth the maturity of time deposits for the period ending indicated:

(Dollars in thousands)
September 30, 2026	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,928,937	$—	$—	$37,330	$2,966,267
All other CDs	103,370	57,738	73,429	57,794	292,331
Total time deposits	$3,032,307	$57,738	$73,429	$95,124	$3,258,598

(Dollars in thousands)
December 31, 2025	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$2,299,112	$250,000	$50,000	$37,330	$2,636,442
All other CDs	110,431	73,964	114,696	70,571	369,662
Total time deposits	$2,409,543	$323,964	$164,696	$107,901	$3,006,104
Total uninsured deposits were $367.7 million at September 30, 2026 and $379.0 million at December 31, 2025.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at September 30, 2026:

(Dollars in thousands)	September 30, 2026
3 months or less	$25,838
Over 3 through 6 months	15,918
Over 6 through 12 months	17,826
Over 12 months	3,408
Total:	$62,990
Borrowings
Another key source of our funding is collateralized borrowings from the FHLB. At September 30, 2026, total FHLB borrowings were $1.43 billion, compared to $1.42 billion at December 31, 2025. At September 30, 2026, we had $1.37 billion in additional borrowing capacity at the FHLB. We had no outstanding short-term borrowings on our line of credit with the FHLB at September 30, 2026 or December 31, 2025. We also make use of other overnight borrowings, and had no overnight borrowings at September 30, 2026 or December 31, 2025.

Northpointe Bancshares, Inc.

The following table is a summary of our outstanding FHLB advances for the periods indicated:

	As of or For The Nine Months Ended	As of or For The Year Ended
(Dollars in thousands)	September 30, 2026	December 31, 2025
Period ending balance	$1,427,500	$1,422,500
Average balance during period	1,417,626	1,238,417
Maximum outstanding at any month end	1,451,496	1,422,500
Weighted average rate paid	3.89%	3.91%
On October 2, 2026, we prepaid two of our FHLB symmetrical advances totaling $165.0 million at a discount, recognizing a gain on debt extinguishment of $2.7 million.
Subordinated Debentures and Subordinated Debentures Issued through Trusts
At September 30, 2026, we had $115.0 million in outstanding subordinated debenture notes, which is detailed in the table below and described further in Note 9 to the consolidated financial statements included within this report.
At December 31, 2025, we had $95.0 million in outstanding subordinated debenture notes, which were issued to investors in two separate private placements, one in 2024 and one in 2025. On March 12, 2026, we issued $20.0 million in additional subordinated debenture notes.
At both September 30, 2026 and December 31, 2025, we had $5.0 million in subordinated debentures issued through trusts due on March 17, 2034, which are currently callable on quarterly interest payment dates, with the next call date of December 17, 2026.
The following tables provide a summary of our outstanding subordinated notes and subordinated debentures issued through trusts for the periods indicated:

Subordinated Notes and Subordinated Debentures issued through Trusts as of September 30, 2026
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Fixed to floating due 2036	March 12, 2026	20,000	7.50% (fixed)	March 15, 2031	March 15, 2036
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.96% (3 mo SOFR + 2.79)%	December 17, 2026	March 17, 2034
		120,000
Unamortized issuance costs		(2,962)
		$117,038

Northpointe Bancshares, Inc.

Subordinated Notes and Subordinated Debentures issued through Trusts as of December 31, 2025
(Dollars in thousands)	Issuance Date	Amount of Notes	Current Coupon	Next Call Date	Maturity Date
Subordinated notes:
Fixed to floating due 2034	August 22, 2024	$25,000	9.00% (fixed)	September 1, 2029	September 1, 2034
Fixed to floating due 2035	December 9, 2025	70,000	7.50% (fixed)	December 15, 2030	December 15, 2035
Subordinated debentures issued through trusts:
Trust preferred due 2034	March 17, 2004	5,000	6.70% (3 mo SOFR + 2.79)%	March 17, 2026	March 17, 2034
		100,000
Unamortized issuance costs		(3,085)
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
Liquidity
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect our Bank’s liquidity risk profile and are considered in the assessment of liquidity management. The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its subordinated notes and junior subordinated debentures and dividends on its Series B Preferred Stock. The Company’s main source of cash flow is dividends declared and paid to it by the Bank.
There are statutory and regulatory limitations that affect the ability of our Bank to pay dividends to the Company. See the section entitled “Supervision and Regulation” and our forward looking statements in our 2025 Form 10-K for more information. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. For contingency purposes, the Company typically maintains a minimum level of cash to fund two years’ projected operating cash flow needs and debt service. We continually monitor our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.
Brokered time deposits are a significant source of our funding and currently make up greater than 50% of total deposits. At September 30, 2026, brokered time deposits totaled $2.97 billion compared to $2.64 billion at December 31, 2025, with the majority scheduled to mature within three months. Our ability to replace maturing brokered deposits depends on market

Northpointe Bancshares, Inc.

conditions, our financial condition and the Bank’s continued status as well capitalized. If we are unable to replace maturing brokered deposits on acceptable terms, we may be required to rely on more expensive funding sources, reduce MPP fundings or otherwise reduce asset growth, which could adversely affect our net interest margin and results of operations.
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, and maturing or prepaying balances in our loan portfolios are our most liquid assets. Additionally, the Company has a unilateral right not to fund its MPP facilities, which it could exercise within 30 days, if needed or as necessary, to generate additional liquidity. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. See “Borrowings” above for more information regarding FHLB advances that are available to us. Less commonly used sources of funding include other borrowings and lines of credit. We believe our current liquidity resources are sufficient to fund anticipated growth and meet other cash needs; however, there can be no assurance that these resources will remain available on acceptable terms, particularly in light of our reliance on brokered deposits, a significant portion of which mature within three months.
Capital Adequacy
We and our Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators. Our capital management consists of providing equity to support our current operations and future growth. Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, our Bank must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and off-balance sheet items as calculated under regulatory accounting policies. At September 30, 2026, we and our Bank exceeded all applicable minimum regulatory capital requirements, including the capital conservation buffer applicable to our Bank, and our Bank qualified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

Northpointe Bancshares, Inc.

The following table presents our regulatory capital ratios as of the dates presented, as well as the regulatory capital ratios that are required by FDIC regulations for our Bank to maintain “well-capitalized” status:
Regulatory Capital Ratios

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under PCA
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Northpointe Bancshares Inc.
As of September 30, 2026
Total capital to RWA	$754,231	11.45%	$526,931	8.00%	N/A	N/A
Tier 1 capital to RWA	$628,987	9.55%	$395,199	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$599,008	9.09%	$296,399	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$628,987	8.30%	$303,083	4.00%	N/A	N/A
As of December 31, 2025
Total capital to RWA	$678,300	11.47%	$473,290	8.00%	N/A	N/A
Tier 1 capital to RWA	$574,967	9.72%	$354,968	6.00%	N/A	N/A
Common Equity Tier 1 to RWA	$544,988	9.21%	$266,226	4.50%	N/A	N/A
Tier 1 capital to average assets (leverage)	$574,967	8.24%	$279,168	4.00%	N/A	N/A
Northpointe Bank
As of September 30, 2026
Total capital to RWA	$731,982	11.11%	$526,892	8.00%	$658,615	10.00%
Tier 1 capital to RWA	$721,738	10.96%	$395,169	6.00%	$526,892	8.00%
Common Equity Tier 1 to RWA	$721,738	10.96%	$296,377	4.50%	$428,100	6.50%
Tier 1 capital to average assets (leverage)	$721,738	9.53%	$303,059	4.00%	$378,823	5.00%
As of December 31, 2025
Total capital to RWA	$671,588	11.35%	$473,268	8.00%	$591,585	10.00%
Tier 1 capital to RWA	$663,255	11.21%	$354,951	6.00%	$473,268	8.00%
Common Equity Tier 1 to RWA	$663,255	11.21%	$266,213	4.50%	$384,530	6.50%
Tier 1 capital to average assets (leverage)	$663,255	9.50%	$279,158	4.00%	$348,947	5.00%

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
The following is a summary of our off-balance commitments outstanding as of the dates presented.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to fund loans HFI	$3,170,103	$4,161,523
Unused Commitments	509,265	371,034

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
Potential changes to our net interest income in hypothetical rising and declining rate scenarios are calculated at September 30, 2026 and December 31, 2025 and are presented in the table below:

(Shock in basis points)	Net Interest Income Sensitivity
	12 Month Projection
	-200	-100	+100	+200
September 30, 2026	-7.99%	-3.92%	4.55%	8.99%
December 31, 2025	-7.71%	-3.80%	4.03%	8.13%
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

(Shock in basis points)	Economic Value of Equity Sensitivity
	-200	-100	+100	+200
September 30, 2026	0.74%	0.26%	-0.79%	-2.04%
December 31, 2025	-0.90%	0.06%	-0.32%	-0.87%
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2026, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and are operating in an effective manner.
Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Northpointe Bancshares, Inc.

Part II - Other Information
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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

Our exit from our distributed retail and consumer direct mortgage origination channels may adversely affect our business, financial condition, results of operations, and customer relationships.

As part of our business strategy, we may reduce or discontinue certain lending products or business channels. These actions could result in lower loan production, reduced interest income, decreased fee revenue, and a decline in market share. We may also incur losses associated with the sale, transfer, or runoff of related loan portfolios. Moreover, customers affected by these strategic decisions may choose to move other banking relationships to competitors, resulting in deposit attrition and reduced cross-selling opportunities.

On October 26, 2026, we entered into a definitive agreement with CMG regarding the planned sale of our distributed retail and consumer direct mortgage origination channels (the “Proposed Transaction”). The Proposed Transaction is subject to customary closing conditions, and there can be no assurance that we will be able to successfully complete the Proposed Transaction on the anticipated terms or timeline, or at all.

In connection with the Proposed Transaction and our exit from these mortgage origination channels, we expect to incur restructuring and other transaction-related charges and anticipate realizing significant annualized expense savings. Our estimates regarding the amount and timing of restructuring charges and anticipated expense savings are based on assumptions and expectations that are subject to significant uncertainties. Actual restructuring, severance, retention, transition and other transaction-related costs could exceed our current estimates, and anticipated expense savings may be less than expected, may take longer to realize than anticipated, or may not be realized at all. We may also incur additional or unexpected costs, liabilities or operational disruptions in connection with the Proposed Transaction or our exit from these channels.

If the Proposed Transaction is not completed, we may pursue a wind-down or other strategic alternative for these mortgage origination channels, which could result in additional costs, delays, operational disruptions, customer or employee attrition, or other adverse consequences. Even if the Proposed Transaction is completed as anticipated, we may experience lower mortgage origination volumes, interest income or fee revenue, and the exit could adversely affect other aspects of our mortgage banking business or relationships with customers and referral partners.

There can be no assurance that the expected risk reduction, capital benefits, expense savings, or profitability improvements associated with these actions will be achieved in the amounts or within the time periods anticipated, or at all. If we are unable to effectively manage the transition or redeploy resources into alternative growth opportunities, our business, financial condition, and results of operations may be adversely affected.

There are no other material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

Northpointe Bancshares, Inc.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

The Company made no unregistered sales of equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its own common stock during the third quarter of 2026. The Company had no publicly announced repurchase plans or programs during the quarter ended September 30, 2026. On October 26, 2026, the Company announced that its Board of Directors authorized a new common stock repurchase program at its meeting held on October 22, 2026. The program authorizes the Company to repurchase up to $30 million of its outstanding common stock and will expire on October 22, 2027.

Northpointe Bancshares, Inc. Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d ) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (dollars in 000s)

July 1 - July 31, 2026	—	$—	—	$—
August 1 - August 31, 2026	—	—	—	—
September 1 - September 30, 2026	—	—	—	—
Total for Third Quarter ended September 30, 2026	—	$—	—	$—

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the third quarter of 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is defined in Item 408(c) of Regulation S-K.

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
10.1
Employment Agreement, effective September 14, 2026, by and between Northpointe Bancshares, Inc., Northpointe Bank and Joseph B. Long. Previously filed with the Commission on August 28, 2026 in Northpointe Bancshares, Inc.’s Form 8-K, Exhibit 10.1. Here incorporated by reference.

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

Date: November 12, 2026